Form 10QSB
period 1996-06-30
GUTHRIE SAVINGS INC
filed 1996-08-07
CIK 925533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to __________________________

                         Commission File Number 0-24468

                              Guthrie Savings, Inc.
             (Exact name of registrant as specified in its charter)

                  Oklahoma                                73-1452383
         (State or other jurisdiction of                  IRS Employer
           incorporation or organization)             Identification Number

                   120 NORTH DIVISION, GUTHRIE, OKLAHOMA 73044
              (Address and Zip Code of principal executive offices)

                                 (405) 282-2201
              (Registrant's telephone number, including area code)

                                       N/A

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registration (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]     No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 9. 1996:

             $.01 par value common stock              460,159 shares
                     (Class)                               (Outstanding)

                              GUTHRIE SAVINGS, INC.

                                      INDEX

                                                                     Page Number

PART I - FINANCIAL INFORMATION

    Item 1.       Financial Statements

           Statements of Financial Condition as of March 31, 1996 and

           June 30, 1996  (unaudited)                                        1
           Statements of Income for the Three Months Ended
           June 30, 1995 and 1996 (unaudited)                                2
           Statement of Cash Flows for the Three Months
           Ended June 30, 1995 and 1996 (unaudited)                        3-4
           Notes to Financial Statements                                   5-8

    Item 2.       Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                      9-12

PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings                                          13

    Item 2.       Changes in Securities                                      13

    Item 3.       Defaults in Senior Securities                              13

    Item 4.       Submission of matters to a vote of security holders        13

    Item 5.       Other Information                                          13

    Item 6(a).    Exhibits                                                   13

    Item 6(b).    Reports on Form 8-K                                        14

SIGNATURES                                                                   15

                              GUTHRIE SAVINGS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                 Consolidated Statements of Financial Condition

                                                                                                        June 30,
                                                                                  March 31,               1996
                                                                                   1996               (unaudited)
           ASSETS                                                               -------------          -----------
Cash and cash equivalents
     Interest bearing                                                           $   989,674            $   730,228
     Non-interest bearing                                                           412,435                207,623
Held-to-maturity investment securities                                            9,750,531              9,500,203
Available-for-sale investment securities                                          2,133,093              2,096,212
Mortgage-backed securities held to maturity                                       9,428,366             11,024,565
Loans receivable, net                                                            22,971,565             23,209,011
Accrued income receivable                                                           363,528                374,465
Real estate owned and other
  repossessed property, net                                                               0                      0
Office properties and equipment, net                                                627,836                621,541
Prepaid expenses and other assets                                                   110,845                127,938
Prepaid income taxes                                                                 31,758                      0
                                                                                -----------            -----------

                                                                                $46,819,631            $47,891,786
                                                                                ===========            ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                   $36,310,860            $35,592,069
     FHLB line of credit and advances                                             2,000,000              4,200,000
     Advances from borrowers for taxes and insurance                                 40,298                 59,987
     Dividend payable                                                               222,740                      0
     Deferred income                                                                 61,143                 59,777
     Accrued expenses and other liabilities                                          78,784                 68,679
     Income taxes
       Deferred                                                                      57,151                 41,245
       Current                                                                            0                 40,242
                                                                                -----------            -----------
                                                                                 38,770,976             40,061,999
                                                                                -----------            -----------
Stockholders' Equity
     Preferred stock, $.01 par value; 1,000,000
       shares authorized, no shares outstanding                                           0                      0
     Common stock, $.01 par value; 3,000,000 shares
       authorized; 515,125 shares issued and outstanding                              5,151                  5,151
     Additional paid-in capital                                                   4,765,516              4,765,516
     Retained income (substantially restricted)                                   4,222,553              4,354,765
     Treasury Stock, at cost (30,498 shares at March 31,1996
       and 54,966 shares at June 30, 1996)                                         (409,078)              (739,396)
     Unamortized stock acquired by Employee Stock Ownership Plan                   (350,285)              (350,285)
     Unamortized stock acquired by Management Stock Bonus Plan                     (175,286)              (165,173)
     Net unrealized gain (loss) on available-for-sale securities                     (9,916)               (40,791)
                                                                                -----------            -----------
           Total Stockholders' Equity                                             8,048,655              7,829,787
                                                                                -----------            -----------

                                                                                $46,819,631            $47,891,786
                                                                                ===========            ===========

                                                      Page 1

                              GUTHRIE SAVINGS, INC.
                        Consolidated Statements of Income

                                                                                          Three Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                         1995              1996
                                                                                     ------------       -----------
                                                                                      (Unaudited)       (Unaudited)

INTEREST INCOME
     Interest on loans                                                                $  517,078        $  519,997
     Interest and dividends
       on investment securities                                                          174,961           205,039
     Interest on mortgage-
       backed securities                                                                 148,396           155,469
                                                                                      ----------        ----------
           Total interest income                                                         840,435           880,505
                                                                                      ----------        ----------
INTEREST EXPENSE
     Deposits                                                                            432,296           394,141
     Borrowed money                                                                        9,423            38,422
                                                                                      ----------        ----------
           Total interest expense                                                        441,719           432,563
                                                                                      ----------        ----------

           Net interest income                                                           398,716           447,942
PROVISION FOR LOSSES
 ON LOANS                                                                                    594               485
                                                                                      ----------        ----------

           Net interest income
             after provision for loan losses                                             398,122           447,457
                                                                                      ----------        ----------

NON-INTEREST INCOME
     Service charges and late fees                                                        41,388            44,413
     Other income                                                                          5,952             6,993
     Gain (Loss) from real estate operations                                             118,629             1,301
                                                                                      ----------        ----------
                                                                                         165,969            52,707
                                                                                      ----------        ----------

NON-INTEREST EXPENSE
     Compensation and related expenses                                                   135,895           148,262
     Occupancy expense                                                                    13,995            11,367
     Professional fees                                                                    22,960            28,380
     Federal insurance premium                                                            20,812            20,882
     Data processing                                                                      19,708            22,933
     Bank charges                                                                         13,856            15,097
     Other expense                                                                        52,672            49,032
                                                                                      ----------        ----------
                                                                                         279,898           295,953
                                                                                      ----------        ----------
           Income before income taxes                                                    284,193           204,211
INCOME TAX EXPENSE                                                                        87,000            72,000
                                                                                      ----------        ----------

           Net income                                                                 $  197,193        $  132,211
                                                                                      ==========        ==========
EARNINGS PER SHARE                                                                    $   .41           $   .30
                                                                                      ==========        ==========

DIVIDENDS PER SHARE                                                                      --                --


                          GUTHRIE FEDERAL SAVINGS BANK
                      Consolidated Statements of Cash Flows


                                                                                    Three Months Ended June 30,
                                                                                   -----------------------------
                                                                                      1995              1996
                                                                                    ----------       -----------
                                                                                   (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $   197,193       $   132,211
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                                                   12,046             9,024
        FHLB Stock dividend                                                                 0            (9,900)
        Decrease (increase) in accrued interest receivable                             58,650           (10,937)
         Increase (decrease) in accrued and deferred
           income taxes                                                                87,000            72,000
         Increase (decrease) in accrued expenses                                       (6,873)          (10,104)
         Amortization of premiums and discounts
            on investments and loans                                                    8,829             2,779
         Amortization of deferred gain on sale of real estate owned                   (12,043)           (1,366)
         Provision for losses on loans and real estate owned                              594               485
         Gain on sale of real estate owned                                           (106,613)                0
         Amortization related to ESOP and MSBP                                              0            10,113
         (Increase) decrease in other assets                                           14,062           (17,093)
                                                                                   -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             252,845           177,212
                                                                                   ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net loan (originations) and principal payments
       on loans held for investment                                                   445,635          (233,066)
     Principal repayments on mortgage-backed securities                               380,865           375,509
     Acquisition of mortgage-backed investment securities                                   0        (1,978,539)
     Acquisition of held to maturity investment securities                                  0          (500,000)
     Maturity of held to maturity investment securities                                     0           750,000
     Proceed from sale of real estate acquired in settlement of loans                 167,359                 0
     Acquisition of fixed assets                                                            0            (2,729)
     Other net                                                                         (5,919)                0
                                                                                  -----------       -----------
NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES                                                             987,940        (1,588,825)
                                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                            2,103,438          (719,276)
     Net increase (decrease) in escrow accounts                                        25,887            19,689
     Proceeds from FHLB advance                                                             0         3,700,000
     Repayments of FHLB advance                                                    (1,700,000)       (1,500,000)
     Cash dividend paid                                                                     0          (222,740)
     Purchase of treasury stock                                                             0          (330,318)
     Purchase of management stock bonus plan shares                                         0                 0
                                                                                  -----------       -----------
NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES                                                         $   429,325       $   947,355
                                                                                  -----------       -----------



                Consolidated Statements of Cash Flow (Continued)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                             $1,670,110        $ (464,258)
BEGINNING CASH AND CASH EQUIVALENTS                                                 1,090,473         1,402,109
                                                                                   ----------        ----------

ENDING CASH AND CASH EQUIVALENTS                                                   $2,760,583        $  937,851
                                                                                   ==========        ==========

SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest on deposits and advances                                         $   430,087       $   386,534
        Income taxes                                                                        0                 0
     Loans to finance sale of real estate
       acquired through foreclosure                                                     9,000                 0


                              GUTHRIE SAVINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-QSB and, accordingly, do not include all information and disclosures necessary to present financial condition, results of operations and cash flows of Guthrie Savings, Inc. (the "Company") and its wholly-owned subsidiary, Guthrie Federal Savings Bank (the "Bank") in conformity with generally accepted accounting principles. However, all normal recurring adjustments have been made which, in the opinion of management, are necessary for the fair presentation of the financial statements.

         The results of operation for the three month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ending March 31, 1997.

2.       Mutual - To - Stock Conversion

         On February 8, 1994, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a state chartered mutual savings and loan association to a federally chartered stock savings bank with the concurrent formation of Guthrie Savings, Inc. to act as a holding company of the Bank (the "Conversion").

         At the date of conversion, October 11, 1994, the Company completed the sale of 515,125 shares of common stock, $.01 par value, through concurrent subscription and community offerings at $10.00 per share. Included in the total shares outstanding are 41,210 shares which were purchased by the Bank's ESOP at $10.00 per share. Net proceeds from the conversion, after recognizing conversion expenses and underwriting costs of $382,975 were $4,768,275. From the net proceeds, the company used $2,384,138 to purchase all of the capital stock of the Bank and $412,100 to fund the purchase of 41,210 shares of the company stock by the ESOP.

         Subsequent to the conversion, neither the Bank nor the Company may declare or pay cash dividends on any of their shares of common stock if the effect would be to reduce stockholders' equity below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements. Additionally, the Bank may not declare or pay a cash dividend to the Company if the effect would cause the net worth of the Bank to be reduced below the amount required for the liquidation account (amounting to $3,410,000 as of date of conversion).

3.       Investment Securities

         A summary of the Bank's investment securities as of March 31, 1996 and June 30, 1996 is as follows:

                                                                                                       Market Value
                                                                March 31,           June 30,             June 30,
                                                                   1996               1996                 1996
                                                              -----------         -----------           -----------

         Held-to-maturity:
           Bonds, notes and debentures:
             United States Treasuries                         $ 1,550,531         $   800,203           $   803,125
             Government Agency Securities                       8,200,000           8,700,000             8,558,831
                                                              -----------         -----------           -----------
                    Total held-to-maturity                      9,750,531           9,500,203             9,361,956
                                                              -----------         -----------           -----------

         Available-for-sale:
           Debt securities:
             Government Agency Securities                       1,500,000           1,500,000             1,395,778
             Net unrealized loss                                  (55,065)           (104,222)                    0
                                                              -----------         -----------            ----------
                                                                1,444,935           1,395,778             1,395,778
                                                              -----------         -----------            ----------
           Equity securities:
             Stock in U.S. Savings League                          55,000              55,000                97,416
             Stock in Federal Home Loan Bank                      592,300             602,200               602,200
             Other, at fair value                                     818                 818                   818
             Net unrealized gain (loss)                            40,040              42,416                     0
                                                              -----------         -----------            ----------
                                                                  688,158             700,434               700,434
                                                              -----------         -----------           -----------

                    Total available-for-sale                    2,133,093           2,096,212             2,096,212
                                                              -----------         -----------           -----------

         Total Investment Securities                          $11,883,624         $11,596,415           $11,458,168
                                                              ===========         ===========           ===========

4.       Mortgage-Backed Securities

         All  of  the  Bank's  mortgage-backed   securities  are  classified  as
         held-to-maturity. A summary of the Bank's mortgage-backed securities as of March 31, 1996 and June 30, 1996 is as follows:

                                                                                                       Market Value
                                                                March 31,           June 30,              June 30,
                                                                  1996               1996                   1996
                                                             ------------       ------------          -------------

         Mortgage-Backed Securities (Held-to-Maturity):
           GNMA-ARM's                                        $  3,669,165       $  3,482,445          $   3,516,311
           FNMA-ARM's                                             937,910            892,874                885,483
           FHLMC-ARM's                                          1,561,354          1,509,480              1,509,009
           FHLMC-fixed rate                                     1,554,924          1,514,492              1,489,743
           GNMA-fixed rate                                        454,441            439,875                450,029
           FNMA-fixed rate                                        905,840            884,421                865,271
            Collateralized mortgage obligation
              -Govt. Agency                                       200,897          2,161,503              2,161,792
                                                             ------------       ------------          -------------
                                                                9,284,531         10,885,090             10,877,638
           Unamortized premiums                                   155,454            150,533
           Unearned discounts                                     (11,619)           (11,058)
                                                             ------------      -------------
            Total Mortgage-Backed Securities
              (Held-to-Maturity)                              $ 9,428,366       $ 11,024,565          $  10,877,638
                                                             ============      =============          =============

5.       Loan Receivable, Net

         A summary of the Bank's loans receivable at March 31, 1996 and June 30, 1996 is as follows:


                                                                                 March 31,             June 30,
                                                                                   1996                   1996
                                                                                -----------            -----------

         Mortgage loans:
           Secured by one to four family residences                             $17,905,894            $17,525,939
           Secured by other properties                                            1,495,642              1,981,173
           Construction loans                                                     1,490,250              1,608,395
           Other                                                                    578,004                541,218
                                                                                -----------            -----------
                                                                                 21,469,790             21,656,725

         Less:

           Unearned discounts and loan fees                                         (76,607)               (78,025)
           Undisbursed loan proceeds                                               (506,148)              (681,551)
           Allowance for loan losses                                               (286,567)              (286,567)
                                                                                -----------            -----------
                Total mortgage loans                                             20,600,468             20,610,582
                                                                                -----------            -----------

         Consumer and other loans:
           Loans on deposits                                                        507,757                461,642
           Home equity and second mortgage                                          895,782              1,082,692
           Other                                                                  1,072,203              1,153,155
                                                                                -----------            -----------
                                                                                  2,475,742              2,697,489
         Less:
           Undisbursed loan proceeds                                                    (23)                   (25)
           Allowances for loan losses                                              (104,622)               (99,035)
                                                                                -----------            -----------

                    Total consumer and other loans                                2,371,097              2,598,429
                                                                                -----------            -----------

         Net Loans Receivable                                                   $22,971,565            $23,209,011
                                                                                ===========            ===========


         A summary of the Bank's allowance for loan losses for the periods indicated is as follows:

                                            Three Months Ended
                                                 June 30,
                                        ------------------------------
                                          1995                  1996
                                        --------              --------
         Balance, beginning             $539,436              $391,189
         Provision charged
           to operations                     594                   485
         Loans charged off,
           net of recoveries                (138)               (6,072)
                                        --------              --------

                                        $539,892              $385,602
                                        ========              ========

6. Real Estate Owned or in Judgement, Including In-Substance Foreclosures and Other Repossessed Property:

         As of June 30, 1996 and March 31, 1996 the Company has no real estate owned or other repossessed property.

7.       Financial Instruments With Off Balance-Sheet Risk/Commitments

         The bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and commitments to sell investments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Statement of Financial Condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

         The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for loan commitments is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

         At June 30, 1996, the Bank had outstanding commitments to fund real estate loans of $66,000. This $66,000 in commitments is for two fixed rate loans, $32,000 at a rate of 8.75% and $34,000 at 8.00%.

8.       Earnings Per Share

         Earnings per share for the three months ended June 30, 1995 was computed by dividing net income by the weighted average number of common shares outstanding of 475,975, which is adjusted for unallocated shares acquired by the Employee Stock Ownership Plan.

         Earnings per share for the three months ended June 30, 1996 was computed by dividing net income by the weighted average number of common shares outstanding of 443,613, which is adjusted for unallocated shares acquired by the Employee Stock Ownership Plan and Treasury Stock repurchased.

                              Guthrie Savings, Inc.
                         Part I - Financial Information
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

General:

         Guthrie Savings, Inc. (the "Company") was organized in May 1994 as the holding company for Guthrie Federal Savings Bank (the "Bank"). The Company issued its common stock in a Subscription and Community Offering in connection with the conversion of Guthrie Federal Savings Bank from a federally chartered mutual savings and loan association to a federally chartered stock savings bank and the issuance of all of the Bank's outstanding capital stock to the Company. The Offering closed on October 11, 1994 with the issuance of 515,125 shares of common stock in Guthrie Savings, Inc.

         Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended June 30, 1996. The Bank is primarily engaged in the business of accepting deposits from the general public and using these funds to originate traditional real estate loans on one-to-four family dwellings along with consumer loans. When deposits inflow exceeds loan demand, the Bank will also purchase mortgage-backed securities and investment securities.

Management Strategy:

         Management's strategy has been to enhance earnings and profitability and increase capital while maintaining asset quality. The Bank's lending strategy has historically focused on the origination of traditional one-to-four family mortgage loans with the primary emphasis on single family residences in the Logan County area. Its secondary focus has been on consumer loans, second mortgage loans and deposit loans and when available funds exceed loan demand, the purchase of mortgage-backed securities and investment securities. This focus, along with the adherence to underwriting standards, is designed to reduce the risk of loss on the loan portfolio. The lack of diversification in its loan portfolio structure does increase the Bank's portfolio concentration risk by making the value of the portfolio more susceptible to declines in real estate values in its market area. Management has made an effort to mitigate this risk through the acquisition of mortgage-backed securities.

Results of Operations: Comparison of the three months ended June 30, 1995 and 1996.

         Net income decreased $64,982 or 32.95% from $197,193 for the three months ended June 30, 1995 to $132,211 for the three months ended June 30, 1996. This decrease was primarily the result of a decrease in profit from the sale of real estate owned property.

         Net interest income before provision for losses on loans, for the three months ended June 30, 1996 increased $49,226 or 12.35% compared to the three months ended June 30, 1995, from $398,716 to $447,947. This increase was mainly due to decreased costs of deposits and matching spreads on investments and borrowings. These spreads were locked in at the same base rate and maturity dates to insure that the spread on the earnings and cost were in place for the term of the securities. Interest expense on deposits decreased by $38,155 or 8.83%, due to the combination of the maturity of a promotional account started in April 1995, and the lowering of passbook and Demand Deposit Account rates. This decrease in interest on deposits was offset by an increase in interest expense on borrowed money of $28,999. Components of total interest income changed due to related changes in the balance sheet structure. Interest income increased $40,070 due to new purchases of investment and mortgage backed securities.

         Provision for loan losses decreased from $594 for the three months ended June 30, 1995 to $485 for the three months ended June 30, 1996. This decrease was based on management's evaluation of the adequacy of the allowance for loan losses. During the quarter ended June 30, 1996 management did not increase the allowance for losses on loans through the provision account as the allowance was considered adequate based on the evaluation of the portfolio and the level of delinquencies.

         Non-interest income decreased $113,262 or 68.24% from $165,969 for the three months ended June 30, 1995 to $52,707 for the three months ended June 30, 1996. This decrease was primarily due to a gain on sale of real owned property of $106,613 during the three months ended June 30, 1995. There was an increase in fee income received, during the three months ended June 30, 1996, due to activity in secondary loan market.

         Non-interest expense increased $16,055 or 5.74% from $279,898 for the three months ended June 30, 1995 to $295,953 for the three months ended June 30, 1996. The primary source for the increase in non-interest expense was due to the increase in compensation expenses. Compensation expense increased primarily due to the accrual of MSBP expense.

Liquidity and Capital Resources:

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U. S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that the bank maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Guthrie's liquidity ratio was 19.65% at June 30, 1996. Management manages its liquidity ratio to meet its funding needs for deposit outflows, loan principal disbursements, operating expenses, and disbursements of payments collected from borrowers for taxes and insurance. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

         The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. In addition the Bank may borrow funds from time to time from the Federal Home Loan Bank of Topeka. At June 30, 1996 the Bank had $500,000 borrowed on its line of credit from the Federal Home Loan Bank. The available line of credit currently is set at $2,500,000 with an adjustable interest rate. The Bank draws against the line to met current liquidity needs. Besides the line of credit the Bank has a fixed rate advance of $1,700,000 and $2,000,000 in adjustable rate advances at the Federal Home Loan Bank of Topeka.

         Scheduled loan repayments and maturing investment securities are a relatively predictable source of funds. However, savings deposit flows and prepayments of loans and mortgage-backed securities are influenced significantly by changes in market interest rates, economic conditions and competition. Management strives to manage the pricing of its deposits to maintain the required projected cash needs. In some instances though, advances and lines of credit provide lower incremental costs of funds than pricing deposits to attract the new funds.

         The Bank invests its excess funds in overnight deposits with the Federal Home Loan Bank of Topeka, which generally provides liquidity to meet lending requirements and savings withdrawal funding requirements. When warranted, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits, some of which may also qualify as liquid investments under current OTS regulations. At June 30, 1996 cash and cash equivalents were $937,851 down from $1,402,109 at March 31, 1996. The primary reason for this decrease is due an increase in the funding of loan originations and investment securities.

         The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by OTS thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. These standards require financial institutions to have minimum regulatory capital equal to 1.5% of tangible assets; minimum core capital equal to 3.0% of adjusted tangible assets; and risk-based capital equal to 8.0% of risk-based assets. At June 30, 1996 the Bank's capital requirements and actual capital under the OTS regulations are as follows:

                                          Amount        Percent
                                     (thousands)      of Assets
                                     -----------      ---------
         Tangible capital:
            Actual                       $ 6,472         13.51%
            Required                         719          1.50%
                                         -------         ------
            Excess                       $ 5,753         12.01%
                                         =======         =====

         Core capital:
            Actual                       $ 6,472         13.51%
            Required                       1,438          3.00%
                                         -------         ------
            Excess                       $ 5,034         10.51%
                                         =======         =====

         Risk-based capital:
            Actual                       $ 6,715         34.52%
            Required                       1,556          8.00%
                                         -------         ------
            Excess                       $ 5,159         26.52%
                                         =======         ======

                              GUTHRIE SAVINGS, INC.
                           Part II - Other Information

Item 1.  Legal Proceedings
          Not applicable

Item 2.  Changes in Securities
          Not applicable

Item 3.  Defaults upon Senior Securities
          Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

          At the annual meeting held July 18, 1996, the following items were submitted to a vote of stockholders:

          1. James V. Seamans was elected as director. The results of the vote are as follows:

                                      Votes for              Votes Withheld
                                      ---------              --------------
               James V. Seamans        395,569                     650

           William L. Cunningham, H. Stephen Ochs, A.R. Powell Jr., and Keith Camerer are directors for the Company.

          2. Ratification of Regier Carr & Monroe, L.L.P. as the Company's auditors for the fiscal
          1997 year.

                    Votes for                                 392,599
                    Votes Against                               3,000
                    Votes Abstaining                              620

 Item 5.  Other Information
             Due to a disparity in the capitalization of federal deposit insurance funds, effective September 30, 1995 the FDIC lowered the insurance premium for members of the Bank Insurance Fund ("BIF") to a range of between 0.04% and 0.31% of deposits while maintaining a range of between 0.23% and 0.31% of deposits of the Savings Association Insurance Fund ("SAIF"). Additionally, effective January 1996, the total annual insurance premium for most BIF members was lowered to $2,000. These reductions in insurance premiums for BIF members place SAIF members, such as the Bank, at a material competitive disadvantage to BIF members. Proposals under consideration for addressing this disparity include a possible one-time assessment on deposits of 0.85% on SAIF members, sufficient to recapitalize SAIF to a level that would approach that of BIF. While there can be no assurance that this or any other proposal will be effected, a one-time assessment could have an adverse impact on the Bank's results of operations. Based on outstanding deposits as of June 30, 1996, a 0.85% assessment would result in expense to the Bank of approximately $303,000 on a pre-tax basis.

             In connection with the consideration of the BIF/SAIF disparity, various bills have been introduced in congress which would call for eventual combination of the insurance funds and would address the tax deductibility of a proposed one-time assessment. Certain bills introduced call for a conversion of the thrift charter into a bank charter. The tax impact of elimination of the thrift charter could be significant if it resulted in recapture of existing tax bad debt reserves in excess of those allowed for banks. As of March 31, 1996, tax bad debt reserves for which no deferred or current tax liability has been accrued amounted to approximately $1,300,000.

Item 6.(a) Exhibit 11-Statement regarding computation of Earnings Per Share Included in exhibit 11 is detail on computation of earnings per share.

Item 6.(b)   Reports on Form 8 - K
             Form 8-K was filed April 12, 1996. The report stated that the Registrant announced that its Board of Directors had adopted a stock repurchase program that authorizes the repurchase of up to 5% of the outstanding shares of common stock before October 11, 1996. A press release dated April 12, 1996 was included as Exhibit 99.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GUTHRIE SAVINGS, INC.



Date August 9, 1996        By /s/ William L. Cunningham
     -----------------            -------------------------
                                  William L. Cunningham
                                  President and Chief Executive Officer
                                  (Duly Authorized Representative)

                           By /s/ Kimberly D. Walker
                                  ------------------
                                  Kimberly D. Walker
                                  Treasurer
                                  (Principal Financial and Accounting Officer)