Form 10QSB
period 1996-09-30
GUTHRIE SAVINGS INC
filed 1996-11-07
CIK 925533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1996

                                              OR

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from  _______________ to _______________

                         Commission File Number 0-24468
                                                -------

                              Guthrie Savings, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Oklahoma                                          73-1452383
-------------------------------                       ---------------------
(State or other jurisdiction of                          IRS Employer
 incorporation or organization)                       Identification Number

                   120 NORTH DIVISION, GUTHRIE, OKLAHOMA 73044
              -----------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (405) 282-2201
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registration (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1996:

        $.01 par value common stock                 460,159 shares
        ---------------------------                 --------------
                 (Class)                            (Outstanding)

                              GUTHRIE SAVINGS, INC.


                                      INDEX


                                                                     Page Number

PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements

         Statements of Financial Condition as of March 31, 1996 and
         September 30, 1996  (unaudited)                                    1
         Statements of Income for the Three and Six Months Ended
         September 30, 1995 and 1996 (unaudited)                            2
         Statement of Cash Flows for the Six Months
         Ended September 30, 1995 and 1996 (unaudited)                    3-4
         Notes to Financial Statements                                    5-8

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9-13

PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings                                           14

   Item 2.     Changes in Securities                                       14

   Item 3.     Defaults in Senior Securities                               14

   Item 4.     Submission of matters to a vote of security holders         14

   Item 5.     Other Information                                           14

   Item 6(a).  Exhibits                                                    14

    Item 6(b). Reports on Form 8-K                                         14

SIGNATURES                                                                 15

                              GUTHRIE SAVINGS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition



                                                                                              September 30,
                                                                              March 31,          1996
           ASSETS                                                               1996          (unaudited)
                                                                         ---------------    ----------------
Cash and cash equivalents
    Interest bearing                                                     $    989,674       $    322,106
    Non-interest bearing                                                      412,435            324,767
Held-to-maturity investment securities                                      9,750,531          9,200,067
Available-for-sale investment securities                                    2,133,093          2,147,710
Mortgage-backed securities held to maturity                                 9,428,366         13,376,941
Loans receivable, net                                                      22,971,565         22,870,693
Accrued income receivable                                                     363,528            363,449
Real estate owned and other
  repossessed property, net                                                         0                  0
Office properties and equipment, net                                          627,836            616,808
Prepaid expenses and other assets                                             110,845            120,532
Prepaid income taxes                                                           31,758             51,658
                                                                           ----------         ----------

                                                                          $46,819,631        $49,394,731
                                                                           ==========         ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
    Deposits                                                              $36,310,860        $34,359,495
    FHLB line of credit and advances                                        2,000,000          6,700,000
    Advances from borrowers for taxes and insurance                            40,298             86,881
    Dividend payable                                                          222,740                  0
    Deferred income                                                            61,143             59,203
    Accrued expenses and other liabilities                                     78,784            299,159
    Income taxes
      Deferred                                                                 57,151             55,423
                                                                           ----------         ----------
                                                                           38,770,976         41,560,161
                                                                           ----------         ----------
Stockholders' Equity
    Preferred stock, $.01 par value; 1,000,000
      shares authorized, no shares outstanding                                      0                  0
    Common stock, $.01 par value; 3,000,000 shares
      authorized; 515,125 shares issued and outstanding                         5,151              5,151
    Additional paid-in capital                                              4,765,516          4,765,516
    Retained income (substantially restricted)                              4,222,553          4,324,418
    Treasury Stock, at cost (30,498 shares at March 31,1996
      and 54,966 shares at September 30, 1996)                               (409,078)          (741,896)
     Unamortized stock acquired by Employee Stock Ownership Plan             (350,285)          (350,285)
    Unamortized stock acquired by Management Stock Bonus Plan                (175,286)          (155,061)
     Net unrealized gain (loss) on available-for-sale securities               (9,916)           (13,273)
                                                                           ----------         ----------
           Total Stockholders' Equity                                       8,048,655          7,834,570
                                                                           ----------         ----------

                                                                          $46,819,631        $49,394,731
                                                                           ==========         ==========


                              GUTHRIE SAVINGS, INC.
                        Consolidated Statements of Income



                                                   Three Months Ended          Six Months Ended
                                                     September 30,               September 30,
                                               -------------------------   -----------------------
                                                  1995          1996          1995         1996
                                               ----------    -----------   ----------- -----------
                                              (Unaudited)    (Unaudited)   (Unaudited) (Unaudited)

INTEREST INCOME
    Interest on loans ......................   $  518,641    $  527,392    $1,035,719   $1,047,389
    Interest and dividends
      on investment securities .............      184,911       187,285       359,873      392,325
    Interest on mortgage-
      backed securities ....................      146,282       192,084       294,678      347,554
                                                ---------     ---------     ---------    ---------
           Total interest income ...........      849,834       906,761     1,690,270    1,787,268
                                                ---------     ---------     ---------    ---------
INTEREST EXPENSE
    Deposits ...............................      443,096       381,182       875,392      775,322
    Borrowed money .........................            0        66,373         9,423      104,796
                                                ---------     ---------     ---------    ---------
           Total interest expense ..........      443,096       447,555       884,815      880,118
                                                ---------     ---------     ---------    ---------


           Net interest income .............      406,738       459,206       805,455      907,150
PROVISION FOR LOSSES
 ON LOANS ..................................          625             7         1,219          492
                                                ---------     ---------     ---------      -------


           Net interest income
             after provision for loan losses      406,113       459,199       804,236      906,658
                                                ---------     ---------     ---------      -------


NON-INTEREST INCOME
    Service charges and late fees ..........       40,610        40,058        81,998       84,471
    Other income ...........................        6,233         8,948        12,185       15,942
     Gain (Loss) from real estate operations       (2,930)          574       115,698        1,874
                                                ---------     ---------     ---------     --------
                                                   43,913        49,580       209,881      102,287
                                                ---------     ---------     ---------     --------


NON-INTEREST EXPENSE
    Compensation and related expenses ......      142,108       150,851       278,003      299,114
    Occupancy expense ......................       17,274        20,681        31,269       32,047
    Professional fees ......................       54,489        39,667        77,450       68,047
    Federal insurance premium ..............       19,730        20,688        40,542       41,570
    SAIF special assessment ................            0       224,776             0      224,776
     Data processing .......................       25,936        20,220        45,645       43,154
    Bank charges ...........................       13,372        14,318        27,229       29,415
    Other expense ..........................       66,387        65,826       119,058      114,858
                                                ---------     ---------     ---------     --------
                                                  339,296       557,027       619,196      852,981
                                                ---------     ---------     ---------     --------
           Income before income taxes ......      110,730       (48,248)      394,921      155,964
INCOME TAX EXPENSE(BENEFIT) ................       47,450       (17,900)      134,450       54,100
                                                ---------     ---------     ---------     --------


           Net income ......................   $   63,280    $  (30,348)   $  260,471   $  101,864
                                                =========     =========     =========     ========

EARNINGS PER SHARE .........................   $      .13    $     (.07)   $      .54   $      .23
                                                =========     =========     =========     ========


DIVIDENDS PER SHARE ........................           --            --            --           --


                              GUTHRIE SAVINGS, INC.
                      Consolidated Statements of Cash Flows


                                                                              Six Months Ended September 30,
                                                                              ------------------------------
                                                                                    1995           1996
                                                                              --------------  --------------
                                                                                 (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .............................................................   $   260,471    $   101,864
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation .......................................................        24,092         18,170
       FHLB Stock dividend .................................................             0        (19,700)
        Decrease (increase) in accrued interest receivable .................         5,773             79
       Increase (decrease) in accrued and deferred
           income taxes ....................................................        60,950        (19,901)
       Increase (decrease) in accrued expenses .............................        12,543         (4,401)
       Accrued assessment of special SAIF insurance premium ................             0        224,776
       Amortization of premiums and discounts
           on investments and loans ........................................        33,529          4,903
       Amortization of deferred gain on sale of real estate owned ..........       (19,662)        (1,940)
        Provision for losses on loans and real estate owned ................         1,219            492
       Gain on sale of real estate owned ...................................      (114,073)             0
        Amortization related to ESOP and MSBP ..............................             0         20,225
        (Increase) decrease in other assets ................................         8,540         (9,687)
                                                                                 ---------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................       273,382        314,880
                                                                                 ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net loan (originations) and principal payments
      on loans held for investment .........................................       413,826        110,613
    Principal repayments on mortgage-backed securities-
      held to maturity .....................................................       780,039        764,534
     Acquisition of mortgage-backed investment securities-
      held to maturity .....................................................             0     (4,727,289)
     Acquisition of held to maturity investment securities .................             0       (500,000)
     Maturity of held to maturity investment securities ....................             0      1,050,000
    Sale of available for sale securities ..................................       300,000              0
     Proceed from sale of real estate acquired in settlement of loans.......       225,182              0
     Acquisition of fixed assets ...........................................             0         (7,142)
     Other net .............................................................        (7,890)             0
NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES ..................................................     1,711,157     (3,309,284)
                                                                                 ---------     ----------



CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits ....................................     1,825,443     (1,951,857)
    Net increase (decrease) in escrow accounts .............................        27,779         46,583
    Proceeds from FHLB advance .............................................             0      7,900,000
     Repayments of FHLB advance ............................................    (1,700,000)    (3,200,000)
    Cash dividend paid .....................................................             0       (222,740)
     Purchase of treasury stock ............................................             0       (332,818)
                                                                                 ---------     ----------
NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES ..................................................   $   153,222    $ 2,239,168
                                                                                 ---------     ----------




NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                            $2,137,761    $ (755,236)
BEGINNING CASH AND CASH EQUIVALENTS                                1,090,473     1,402,109
                                                                   ---------     ---------

ENDING CASH AND CASH EQUIVALENTS                                  $3,228,234    $  646,873
                                                                   =========     =========

SUPPLEMENTAL DISCLOSURES Cash paid for:
       Interest on deposits and advances                          $  886,694    $  780,838
       Income taxes                                                   73,500        74,000
    Loans to finance sale of real estate
      acquired through foreclosure                                    22,500             0
    Transfers from loans to real estate acquired
      through foreclosure                                            164,432             0


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

        The results of operation for the six month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ending March 31, 1997.

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

3.      Investment Securities

        A summary of the Bank's investment securities as of March 31, 1996 and September 30, 1996 is as follows:

                                                     Carrying Value
                                                 --------------------------
                                                                                  Market Value
                                                 March 31,      September 30,     September 30,
                                                   1996             1996              1996
                                                 ---------      -------------     -------------

        Held-to-maturity:
          Bonds, notes and debentures:
            United States Treasuries             $ 1,550,531     $   500,067       $   501,094
            Government Agency Securities           8,200,000       8,700,000         8,598,293
                                                  ----------      ----------        ----------
                   Total held-to-maturity          9,750,531       9,200,067         9,099,387
                                                  ----------      ----------        ----------

        Available-for-sale:
          Debt securities:
            Government Agency Securities           1,500,000       1,500,000         1,433,516
            Net unrealized loss                      (55,065)        (66,484)                0
                                                  ----------      ----------        ----------
                                                   1,444,935       1,433,516         1,433,516
                                                  ----------      ----------        ----------
         Equity securities:
            Stock in U.S. Savings League              55,000          55,000           101,376
            Stock in Federal Home Loan Bank          592,300         612,000           612,000
            Other, at fair value                         818             818               818
            Net unrealized gain (loss)                40,040          46,376                 0
                                                  ----------      ----------        ----------
                                                     688,158         714,194           714,194
                                                  ----------      ----------        ----------

                   Total available-for-sale        2,133,093       2,147,710         2,147,710
                                                  ----------      ----------        ----------

        Total Investment Securities              $11,883,624     $11,347,777       $11,247,097
                                                  ==========      ==========        ==========


4.      Mortgage-Backed Securities

        All  of  the  Bank's   mortgage-backed   securities  are  classified  as
        held-to-maturity. A summary of the Bank's mortgage-backed securities as of March 31, 1996 and September 30, 1996 is as follows:



                                                          Carrying Value
                                                 -------------------------------
                                                                                    Market Value
                                                     March 31,     September 30,    September 30,
                                                       1996            1996            1996
                                                 -------------  -----------------   -------------
Mortgage-Backed Securities (Held-to-Maturity):
  GNMA-ARM's .................................   $  3,669,165    $  3,334,304    $  3,376,556
  FNMA-ARM's .................................        937,910         880,904         873,327
  FHLMC-ARM's ................................      1,561,354       1,463,731       1,462,816
  FHLMC-fixed rate ...........................      1,554,924       1,477,148       1,458,026
  GNMA-fixed rate ............................        454,441         419,181         428,639
  FNMA-fixed rate ............................        905,840         770,623         756,520
    Collateralized mortgage obligation
      -Govt. Agency ..........................        200,897       4,900,175       4,947,732
                                                  -----------     -----------     -----------
                                                    9,284,531      13,246,066      13,303,616
  Unamortized premiums .......................        155,454         142,614
  Unearned discounts .........................        (11,619)        (11,739)
                                                  -----------     -----------     -----------
    Total Mortgage-Backed Securities
      (Held-to-Maturity) .....................   $  9,428,366    $ 13,376,941    $ 13,303,616
                                                  ===========     ===========     ===========

5.      Loan Receivable, Net

        A summary of the Bank's loans receivable at March 31, 1996 and September 30, 1996 is as follows:



                                                                 March 31,       September 30,
                                                                  1996               1996
                                                               ------------      -------------
        Mortgage loans:
          Secured by one to four family residences             $17,905,894        $17,318,545
          Secured by other properties                            1,495,642          1,942,083
          Construction loans                                     1,490,250          1,237,145
          Other                                                    578,004            563,466
                                                                ----------         ----------
                                                                21,469,790         21,061,239

        Less:
          Unearned discounts and loan fees                         (76,607)           (75,351)
          Undisbursed loan proceeds                               (506,148)          (506,814)
          Allowance for loan losses                               (286,567)          (286,567)
                                                                ----------         ----------
               Total mortgage loans                             20,600,468         20,192,507
                                                                ----------         ----------


        Consumer and other loans:
          Loans on deposits                                        507,757            382,341
          Home equity and second mortgage                          895,782          1,133,735
          Other                                                  1,072,203          1,265,358
                                                                ----------         ----------
                                                                 2,475,742          2,781,434
        Less:
          Undisbursed loan proceeds                                    (23)               (25)
          Allowances for loan losses                              (104,622)          (103,223)
                                                                ----------         ----------

                   Total consumer and other loans                2,371,097          2,678,186
                                                                ----------         ----------


        Net Loans Receivable                                   $22,971,565        $22,870,693
                                                                ==========         ==========


        A summary of the Bank's allowance for loan losses for the periods indicated is as follows:



                                  Three Months Ended             Six Months Ended
                                     September 30,                 September 30,
                              -----------------------------  ------------------------
                                1995             1996           1995           1996
                              ---------       -----------    ----------     ---------
        Balance, beginning     $539,892        $385,602      $539,436        $391,189
        Provision charged
          to operations             625               7         1,219             492
        Loans charged off,
          net of recoveries     (16,604)          4,182       (16,742)         (1,890)
                                -------         -------       -------         -------

                               $523,913        $389,791      $523,913        $389,791
                                =======         =======       =======         =======


6. Real Estate Owned or in Judgement, Including In-Substance Foreclosures and Other Repossessed Property:


     As of September 30, 1996 and March 31, 1996 the Company has no real estate owned or other repossessed property.

6.   Financial Instruments With Off Balance-Sheet Risk/Commitments

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

     At September 30, 1996, the Bank had outstanding commitments to fund real estate loans of $46,000. This $46,000 in commitments is for one fixed rate loan at a rate of 8.00%.

8.   Earnings Per Share

     Earnings per share for the three and six months ended September 30, 1995 was computed by dividing net income by the weighted average number of common shares outstanding of 475,975, which is adjusted for unallocated shares acquired by the Employee Stock Ownership Plan.

     Earnings per share for the three and six months ended September 30, 1996 was computed by dividing net income by the weighted average number of common shares outstanding of 424,950 and 432,001, respectively, which is adjusted for unallocated shares acquired by the Employee Stock Ownership Plan and Treasury Stock repurchased.

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

        Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended September 30, 1996. The Bank is primarily engaged in the business of accepting deposits from the general public and using these funds to originate traditional real estate loans on one-to-four family dwellings along with consumer loans. When deposit inflows exceeds loan demand, the Bank will also purchase mortgage-backed securities and investment securities.


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

RESULTS OF OPERATIONS: COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996 AND THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1996.


        Net income decreased $93,628 or 147.96% from $63,280 for the three months ended September 30, 1995 to ($30,348) for the three months ended September 30, 1996. This decrease was primarily the result of the special assessment to capitalize the SAIF insurance fund.

        Net income decreased $158,607 or 60.89% from $260,471 for the six months ended September 30, 1995 to $101,864 for the six months ended September 30, 1996. This decrease is the result of the special assessment to capitalize the SAIF fund.

        On September 30, 1996, President Clinton signed into law a bill that provided for a special assessment of SAIF insured institutions amounting to 65.7 basis points applied to the institutions deposit base measured as of March 31, 1995. The total amount of the special assessment for Guthrie Federal Savings Bank will be $224,776, which was accrued as of September 30, 1996 and included in expense for the three and six months ended September 30, 1996. The after tax effect of the assessment was to reduce net income by approximately $147,000 for the three and six months ended September 30, 1996. Without the effect of the assessment net income would have been approximately $116,000 and $249,000 for the three and six months ended September 30, 1996, respectively. Earnings per share without the effect of the assessment would have been approximately $.27 and $.58 for the three and six months ended September 30, 1996, respectively. Capitalizing the insurance fund will result in lower future premiums for insurance on deposits.

        Net interest income before provision for losses on loans, for the three months ended September 30, 1996 increased $52,468 or 12.90% compared to the three months ended September 30, 1995, from $406,738 to $459,206. This increase was mainly due to decreased costs of deposits and matching spreads on new investments with additional borrowings. These spreads were matched with similar base rates and maturity dates to insure that the spread on the earnings and cost were in place for the term of the securities. During the three months ended September 30, 1996 new investments of $2,750,000 in adjustable rate Collateralized Mortgage Obligations were purchased funded by additional new adjustable rate borrowings. These investments and borrowings are priced by the same base rate for an average spread of +120 basis points. Interest expense on deposits for the three months ended September 30, 1995 compared to the three months ended September 30, 1996 decreased by $61,914 or 13.97%, due to the combination of the maturity of a promotional account started in April 1995, and the lowering of passbook and Demand Deposit Account rates. This decrease in interest on deposits was offset by an increase in interest expense on borrowed money of $66,373. Components of total interest income changed due to related changes in the balance sheet structure. Interest income increased $56,927 due to new purchases of investment and mortgage backed securities.

        Net interest income for the six months ended September 30, 1996 increased $101,695 or 12.63% from $805,455 for the six months ended September 30, 1995 to $907,150 for the six months ended September 30, 1996, for the same reasons as noted above. Interest expense on deposits for the six months period decreased $100,070 or 11.43% from $875,392 for the six months ended September 30, 1995 to $775,322 for the six months ended September 30, 1996. This decrease in interest on deposits was offset by an increase in interest expense on borrowed money of $95,373 from $9,423 for the six months ended September 30, 1995 to $104,796 for the six months ended September 30, 1996. Interest income increased $96,998 due to new purchases of investments and mortgage backed securities.

        Provision for loan losses decreased from $625 for the three months ended September 30, 1995 to $7 for the three months ended September 30, 1996. This decrease was based on management's evaluation of the adequacy of the allowance for loan losses. During the quarter ended September 30, 1996 management did not increase the allowance for losses on loans through the provision account as the allowance was considered adequate based on the evaluation of the portfolio and the level of delinquencies.

        The provision for losses on loans decreased for the six months ended September 30, 1996 $727 or 59.64% from $1,219 for the six months ended September 30, 1995 to $492 for the six months ended September 30, 1996. This decrease was based on management's evaluation of the adequacy of the allowance for loan losses.

        Non-interest income increased $5,667 or 12.91% from $43,913 for the three months ended September 30, 1995 to $49,580 for the three months ended September 30, 1996. This increase was due to an increase in gain from real estate operations and slight increase in other income due to loan fees from loan originations for a mortgage company..

        Non-interest income for the six months ended September 30, 1996 was down $107,594 or 51.26%. This decrease was primarily due to a gain on sale of real estate owned property of $114,073 during the six months ended September 30, 1995. There was an increase in fee income received, during the six months ended September 30, 1996, due to loan fees from loan originations for a mortgage company.

        Non-interest expense increased $217,731 or 64.17% from $339,296 for the three months ended September 30, 1995 to $557,027 for the three months ended September 30, 1996. The primary source for the increase in non-interest expense was due to the increase in compensation expenses and special assessment to capitalize the SAIF insurance fund. Compensation expense increased primarily due to the accrual of MSBP expense. The special SAIF assessment to capitalize the SAIF insurance fund was $224,776.

        Non-interest expense for the six months ended September 30, 1996 was up $233,785 or 37.76% from that for the six months ended September 30, 1995. Non-interest expense increased from $619,196 for the six month period ended September 30, 1995 to $852,981 for the six month period ended September 30, 1996. Compensation and related expenses were up 7.59% or $21,111. Federal insurance premiums were up $225,804 from $40,542 for the six months ended September 30, 1995 to $266,346 for the six months ended September 30, 1996 as discussed in the preceding paragraph.

        Income tax expense was a net benefit of $17,800 for the three months ended September 30, 1996 compared to expense of $47,450 for the same period in 1995. Income tax expense for the six months ended September 30, 1996 was $54,100 compared to $134,450 for the same period in 1995. The decrease in income tax expense for both the three and six month periods resulted from a decrease in pretax income largely attributable to the accrual of the special SAIF assessment. Tax benefit attributable to the SAIF assessment was approximately $78,000.

Liquidity and Capital Resources:


        The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U. S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that the bank maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Guthrie's liquidity ratio was 19.96% at September 30, 1996. Management manages its liquidity ratio to meet its funding needs for deposit outflows, loan principal disbursements, operating expenses, and disbursements of payments collected from borrowers for taxes and insurance. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

        The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. In addition the Bank may borrow funds from time to time from the Federal Home Loan Bank of Topeka. At September 30, 1996 the Bank had $500,000 borrowed on its line of credit from the Federal Home Loan Bank. The available line of credit currently is set at $2,500,000 with an adjustable interest rate. The Bank draws against the line to met current liquidity needs. Besides the line of credit the Bank has a fixed rate advance of $2,000,000 and $4,200,000 in adjustable rate advances at the Federal Home Loan Bank of Topeka outstanding at September 30, 1996.

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

        The Bank invests its excess funds in overnight deposits with the Federal Home Loan Bank of Topeka, which generally provides liquidity to meet lending requirements and savings withdrawal funding requirements. When warranted, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits, some of which may also qualify as liquid investments under current OTS regulations. At September 30, 1996 cash and cash equivalents were $646,873 down from $1,402,109 at March 31, 1996. The primary reason for this decrease is due an increase in the funding of loan originations and investment securities purchases.

        The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by OTS thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. These standards require financial institutions to have minimum regulatory capital equal to 1.5% of tangible assets; minimum core capital equal to 3.0% of adjusted tangible assets; and risk-based capital equal to 8.0% of risk-based assets. At September 30, 1996 the Bank's capital requirements and actual capital under the OTS regulations are as follows:



                                       Amount             Percent
                                     (thousands)         of Assets
                                     -----------         ---------
        Tangible capital:
           Actual                      $ 6,468             13.10%
           Required                        741              1.50%
                                        ------            ------
           Excess                      $ 5,727             11.60%
                                        ======            ======

        Core capital:
           Actual                     $  6,468             13.10%
           Required                      1,482              3.00%
                                        ------            ------
           Excess                     $  4,986             10.10%
                                        ======            ======

        Risk-based capital:
           Actual                     $  6,723             32.93%
           Required                      1,634              8.00%
                                        ------            ------
           Excess                     $  5,089             24.93%
                                        ======            ======

                              GUTHRIE SAVINGS, INC.
                           Part II - Other Information




Item 1.  Legal Proceedings
             Not applicable

Item 2.  Changes in Securities
             Not applicable

Item 3.  Defaults upon Senior Securities
             Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
          The annual meeting was held July 18, 1996. The items submitted to a vote of the stockholder's and the results of this vote were presented in the June 30, 1996 10-QSB.


Item 5.  Other Information
           Not applicable


Item 6. (a) Exhibit 11-Statement regarding computation of Earnings Per Share Included in exhibit 11 is detail on computation of earnings per share.

Item 6.  (b)  Reports on Form 8 - K
          Form 8-K was filed October 4, 1996. The report stated that the Registrant announced that its Board of Directors had adopted a stock repurchase program that authorizes the repurchase of up to 15% of the outstanding shares of common stock. A press release dated October 4, 1996 was included as Exhibit 99.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GUTHRIE SAVINGS, INC.



Date:  November 7, 1996             By:  /s/ William L. Cunningham
       -----------------------           -------------------------
                                         William L. Cunningham
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)


Date:  November 7, 1996             By:  /s/ Kimberly D. Walker
       -----------------------            -------------------------
                                         Kimberly D. Walker
                                         Treasurer
                                         (Principal Financial and Accounting
                                           Officer)