Form 10QSB
period 1996-12-31
GUTHRIE SAVINGS INC
filed 1997-02-07
CIK 925533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________________ to ___________________

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

                               Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of February 6, 1997:
            $.01 par value common stock          451,759 shares
                       (Class)                        (Outstanding)

                            GUTHRIE SAVINGS, INC.


                                    INDEX


                                                                   Page Number

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Statements of Financial Condition as of March 31, 1996 and
        December 31, 1996  (unaudited)                                     1
        Statements of Income for the Three and Nine Months Ended
        December 31, 1995 and 1996 (unaudited)                             2
        Statement of Cash Flows for the Nine Months
        Ended December 31, 1995 and 1996 (unaudited)                     3-4
        Notes to Financial Statements                                    5-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9-13
PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                             14

   Item 2.  Changes in Securities                                         14

   Item 3.  Defaults in Senior Securities                                 14

   Item 4.  Submission of matters to a vote of security holders           14

   Item 5.  Other Information                                             14

   Item 6(a)Exhibits                                                      14

   Item 6(b)Reports on Form 8-K                                           14

SIGNATURES                                                                15

                            GUTHRIE SAVINGS, INC.
                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS

                Consolidated Statements of Financial Condition

                                                                         March 31,         1996
           ASSETS                                                          1996         (unaudited)
                                                                       ------------    -------------
Cash and cash equivalents
   Interest bearing                                                    $    989,674    $    862,320
   Non-interest bearing                                                     412,435         296,191
Held-to-maturity investment securities                                    9,750,531       8,700,000
Available-for-sale investment securities                                  2,133,093       2,060,615
Mortgage-backed securities held to maturity                               9,428,366      13,568,102
Loans receivable, net                                                    22,971,565      22,945,104
Accrued income receivable                                                   363,528         342,737
Real estate owned and other
  repossessed property, net                                                       0          17,500
Office properties and equipment, net                                        627,836         608,081
Prepaid expenses and other assets                                           110,845          96,960
Prepaid income taxes                                                         31,758          18,583
                                                                       ------------    ------------

                                                                       $ 46,819,631    $ 49,516,193
                                                                       ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                            $ 36,310,860    $ 33,781,175
   FHLB line of credit and advances                                       2,000,000       7,700,000
   Advances from borrowers for taxes and insurance                           40,298             998
   Dividend payable                                                         222,740               0
   Deferred income                                                           61,143          58,609
   Accrued expenses and other liabilities                                    78,784          97,716
   Income taxes
     Deferred                                                                57,151          41,145
                                                                       ------------    ------------
                                                                         38,770,976      41,679,643
                                                                       ------------    ------------
Stockholders' Equity
   Preferred stock, $.01 par value; 1,000,000
     shares authorized, no shares outstanding                                     0               0
   Common stock, $.01 par value; 3,000,000 shares
     authorized; 515,125 shares issued and outstanding                        5,151           5,151
   Additional paid-in capital                                             4,765,516       4,765,516
   Retained income (substantially restricted)                             4,222,553       4,463,100
   Treasury Stock, at cost (30,498 shares at March 31,1996
     and 63,366 shares at December 31, 1996)                               (409,078)       (860,996)
   Unamortized stock acquired by Employee Stock Ownership Plan             (350,285)       (350,285)
   Unamortized stock acquired by Management Stock Bonus Plan               (175,286)       (144,948)
   Net unrealized gain (loss) on available-for-sale securities               (9,916)        (40,988)
                                                                       ------------    ------------
           Total Stockholders' Equity                                     8,048,655       7,836,550
                                                                       ------------    ------------

                                                                       $ 46,819,631    $ 49,516,193
                                                                       ============    ============

                            GUTHRIE SAVINGS, INC.
                      Consolidated Statements of Income

                                                    Three Months Ended       Nine Months Ended
                                                        December 31,            December 31,
                                              ------------------------- --------------------------
                                                  1995         1996          1995         1996
                                              ------------ ------------ -------------  -----------
                                              (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
INTEREST INCOME
   Interest on loans                           $  524,740   $  513,444    $1,560,458   $1,560,833
   Interest and dividends
     on investment securities                     183,386      187,626       543,258      579,951
   Interest on mortgage-
     backed securities                            150,377      203,372       445,055      550,926
                                               ----------   ----------    ----------   ----------
           Total interest income                  858,503      904,442     2,548,771    2,691,710
                                               ----------   ----------    ----------   ----------
INTEREST EXPENSE
   Deposits                                       442,266      380,973     1,317,658    1,156,295
   Borrowed money                                       0       97,866         9,423      202,662
                                               ----------   ----------    ----------   ----------
           Total interest expense                 442,266      478,839     1,327,081    1,358,957
                                               ----------   ----------    ----------   ----------

           Net interest income                    416,237      425,603     1,221,690    1,332,753
PROVISION FOR LOSSES
 ON LOANS                                             521            0         1,740          492
                                               ----------   ----------    ----------   ----------

           Net interest income
             after provision for loan losses      415,716      425,603     1.219,950    1,332,261
                                               ----------   ----------    ----------   ----------

NON-INTEREST INCOME
   Service charges and late fees                   40,616       39,157       122,614      123,628
   Other income                                     5,721        6,739        17,906       22,681
   Gain (loss) from sale of investments                 0       46,376             0       46,376
   Gain (loss) from real estate operations         16,335         (815)      132,033        1,059
                                               ----------   ----------    ----------   ----------
                                                   62,672       91,457       272,553      193,744
                                               ----------   ----------    ----------   ----------

NON-INTEREST EXPENSE
   Compensation and related expenses              150,196      161,419       428,198      460,533
   Occupancy expense                               18,942       17,159        50,211       49,206
   Professional fees                               22,896       24,914       100,345       92,962
   Federal insurance premium                       20,939       20,942        61,480       61,855
   SAIF special assessment                              0            0             0      225,433
   Data processing                                 25,784       19,841        71,429       62,995
   Bank charges                                    12,238       14,401        39,467       43,816
   Other expense                                   47,879       48,702       166,938      163,559
                                               ----------   ----------    ----------   ----------
                                                  298,874      307,378       918,068    1,160,359
                                               ----------   ----------    ----------   ----------
           Income before income taxes             179,514      209,682       574,435      365,646
INCOME TAX EXPENSE                                 62,200       71,000       196,650      125,100
                                               ----------   ----------    ----------   ----------

           Net income                          $  117,314   $  138,682    $  377,785   $  240,546
                                               ==========   ==========    ==========   ==========

PRIMARY:
   Earning per share                           $      .25   $      .33    $      .80   $      .56
                                               ==========   ==========    ==========   ==========
   Weighted average common shares
         outstanding                              476,292      426,520       475,175      431,874
                                               ==========   ==========    ==========   ==========
FULLY DILUTED:
   Earnings per share                          $      .25   $      .32    $      .79   $      .55
                                               ==========   ==========    ==========   ==========
   Weighted average common shares
         outstanding                              476,742      428,802       478,457      436,372
                                               ==========   ==========    ==========   ==========
DIVIDENDS PER SHARE                                    --           --            --           --


                            GUTHRIE SAVINGS, INC.
                    Consolidated Statements of Cash Flows

                                                                                    Nine Months Ended December 31,
                                                                              ----------------------------------------
                                                                                   1995                      1996
                                                                              --------------           ---------------
                                                                                (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $    377,785             $     240,546
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation                                                                     36,138                    27,580
   FHLB Stock dividend                                                              (9,400)                  (29,600)
   Decrease (increase) in accrued interest receivable                               56,258                    20,791
   Increase (decrease) in accrued and deferred
           income taxes                                                             70,556                    13,175
   Increase (decrease) in accrued expenses                                          46,891                    18,932
   Amortization of premiums and discounts
          on investments and loans                                                  29,579                     8,614
   Amortization of deferred gain on sale of real estate owned                      (23,344)                   (2,534)
   Provision for losses on loans and real estate owned                               1,740                       492
   Gain on sale of real estate owned                                              (122,070)                        0
   Amortization related to ESOP and MSBP                                                 0                    30,338
   (Increase) decrease in other assets                                              41,034                    13,885
                                                                              ------------             -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          505,167                   342,219
                                                                              ------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net loan (originations) and principal payments
     on loans held for investment                                                  288,015                    31,290
   Principal repayments on mortgage-backed securities-
     held to maturity                                                            1,101,851                 1,067,839
   Acquisition of mortgage-backed investment securities-
     held to maturity                                                           (1,000,965)               (5,227,289)
   Acquisition of held to maturity investment securities                        (1,250,000)                 (500,000)
   Maturity of held to maturity investment securities                            1,600,000                 1,550,000
   Sale of available for sale securities                                           300,000                    55,000
   Proceed from sale of real estate acquired in settlement of loans                334,501                         0
   Acquisition of fixed assets                                                           0                    (7,825)
   Other net                                                                       (11,782)                        0
                                                                              ------------             -------------
NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES                                                        1,361,620                (3,030,985)
                                                                              ------------             -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                           2,047,019                (2,530,177)
   Net increase (decrease) in escrow accounts                                       (5,026)                  (49,997)
   Proceeds from FHLB advance                                                            0                 9,400,000
   Repayments of FHLB advance                                                   (1,700,000)               (3,700,000)
   Cash dividend paid                                                                    0                  (222,740)
   Purchase of treasury stock                                                     (194,624)                 (451,918)
   Purchase of management stock bonus plan shares                                 (275,083)                        0
                                                                              ------------             -------------
NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES                                                     $   (127,714)            $   2,445,168
                                                                              ------------             -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               $1,739,073      $ (243,598)
BEGINNING CASH AND CASH EQUIVALENTS                   1,090,473       1,402,109
                                                     ----------      -----------

ENDING CASH AND CASH EQUIVALENTS                     $2,829,546      $1,158,511
                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURES
Cash paid for:
      Interest on deposits and advances             $ 1,331,485      $1,158,668
      Income taxes                                      126,094         111,925
   Loans to finance sale of real estate
     acquired through foreclosure                        29,500               0
   Transfers from loans to real estate acquired
     through foreclosure                                164,432          17,500

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

      The results of operation for the nine month period ended December 31, 1996 are not necessarily indicative of the results which may be expected for the year ending March 31, 1997.

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

3.    Investment Securities


      A summary of the Bank's investment securities as of March 31, 1996 and December 31, 1996 is as follows:

                                            Carrying Value          Market Value
                                      ---------------------------- -------------
                                       March 31,    December 31,    December 31,
                                         1996           1996            1996
                                      -----------   -------------- -------------
Held-to-maturity:
  Bonds, notes and debentures:
    United States Treasuries          $ 1,550,531    $         0    $         0
    Government Agency Securities        8,200,000      8,700,000      8,628,252
                                      -----------    -----------    -----------
     Total held-to-maturity           $ 9,750,531    $ 8,700,000    $ 8,628,252
                                      ===========    ===========    ===========

Available-for-sale:
  Debt securities:
    Government Agency Securities      $ 1,500,000    $ 1,500,000    $ 1,437,897
    Net unrealized loss                   (55,065)       (62,103)             0
                                      -----------    -----------    -----------
                                        1,444,935      1,437,897      1,437,897
                                      -----------    -----------    -----------
  Equity securities:
    Stock in U.S. Savings League           55,000              0              0
    Stock in Federal Home Loan Bank       592,300        621,900        621,900
    Other, at fair value                      818            818            818
    Net unrealized gain (loss)             40,040              0              0
                                      -----------    -----------    -----------
                                          688,158        622,718        622,718
                                      -----------    -----------    -----------

     Total available-for-sale         $ 2,133,093    $ 2,060,615    $ 2,060,615
                                      ===========    ===========    ===========


4.    Mortgage-Backed Securities

      All  of  the  Bank's   mortgage-backed   securities   are   classified  as
      held-to-maturity. A summary of the Bank's mortgage-backed securities as of March 31, 1996 and December 31, 1996 is as follows:

                                                        Carrying Value            Market Value
                                                 ------------------------------
                                                    March 31,      December 31,    December 31,
                                                      1996             1996            1996
                                                 -------------  --------------- ---------------
Mortgage-Backed Securities (Held-to-Maturity):
  GNMA-ARM's                                     $  3,669,165   $   3,217,322   $   3,273,978
  FNMA-ARM's                                          937,910         835,634         831,581
  FHLMC-ARM's                                       1,561,354       1,415,965       1,422,603
  FHLMC-fixed rate                                  1,554,924       1,420,924       1,414,203
  GNMA-fixed rate                                     454,441         406,071         417,978
  FNMA-fixed rate                                     905,840         755,476         745,685
  Collateralized mortgage obligation
    -Govt. Agency                                     200,897       5,391,370       5,447,643
                                                 ------------   -------------   -------------
                                                    9,284,531      13,442,762      13,553,671
  Unamortized premiums                                155,454         136,605
  Unearned discounts                                  (11,619)        (11,265)
                                                 ------------   -------------   -------------
  Total Mortgage-Backed Securities
    (Held-to-Maturity)                           $  9,428,366   $  13,568,102   $  13,553,671
                                                 ============   =============   =============

5.    Loan Receivable, Net

      A summary of the Bank's loans receivable at March 31, 1996 and December 31, 1996 is as follows:

                                               March 31,       December 31,
                                                 1996             1996
                                             ------------    --------------
Mortgage loans:
  Secured by one to four family residences   $ 17,905,894    $ 16,945,883
  Secured by other properties                   1,495,642       1,860,906
  Construction loans                            1,490,250       1,132,145
  Other                                           578,004         605,584
                                             ------------    ------------
                                               21,469,790      20,544,518

Less:
  Unearned discounts and loan fees                (76,607)        (73,460)
  Undisbursed loan proceeds                      (506,148)       (122,244)
  Allowance for loan losses                      (286,567)       (286,567)
                                             ------------    ------------
       Total mortgage loans                    20,600,468      20,062,247
                                             ------------    ------------

Consumer and other loans:
  Loans on deposits                               507,757         498,987
  Home equity and second mortgage                 895,782       1,185,379
  Other                                         1,072,203       1,298,312
                                             ------------    ------------
                                                2,475,742       2,982,678
Less:
  Undisbursed loan proceeds                           (23)              0
  Allowances for loan losses                     (104,622)        (99,821)
                                             ------------    ------------

           Total consumer and other loans       2,371,097       2,882,857

Net Loans Receivable                         $ 22,971,565    $ 22,945,104
                                             ============    ============


      A summary of the Bank's allowance for loan losses for the periods indicated is as follows:

                               Three Months Ended        Nine Months Ended
                                  December 31,              December 31,
                            ------------------------  -----------------------
                                1995        1996         1995         1996
                            ----------- ------------  ----------   ----------
Balance, beginning          $  523,913   $ 389,791    $ 539,436    $ 391,189
Provision charged
  to operations                    521           0        1,740          492
Loans charged off,
  net of recoveries              1,755      (3,403)     (14,987)      (5,293)
                             ---------   ---------    ---------    ---------

                            $  526,189   $ 386,388    $ 526,189    $ 386,388
                             =========   =========    =========    =========

6. Real Estate Owned or in Judgement, Including In-Substance Foreclosures and Other Repossessed Property:

                                             March 31,           December 31,
                                               1996                  1996
                                             --------            ------------
      Real estate acquired by foreclosure    $     0               $ 17,500
      Other repossessed assets                     0                      0
      Allowance for loss                           0                      0
                                             -------              ---------
         Total                               $     0               $ 17,500
                                             =======              =========

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

     At December 31, 1996, the Bank had no outstanding commitments to fund real estate loans.

8.   Earnings Per Share

     Earnings per share for the three and nine months ended December 31, 1995 and December 31, 1996, was computed by dividing net income by the weighted average number of common shares outstanding, which is adjusted for unallocated shares acquired by the Employee Stock Ownership Plan, Treasury Stock repurchased, and other common stock equivalents.

9.   Subsequent Events

     On January 14, 1997 the Board of Directors declared a special cash dividend of $0.50 per share to stockholders of record as of January 31, 1997, with a February 10, 1997 payment date. The cash dividend is being paid as a result of continued profitability of the Company and the Bank. The payment of future dividends will be subject to the Board's periodic review of the financial condition, earnings and capital requirements of the Company and the Bank.

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

      Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended December 31, 1996. The Bank is primarily engaged in the business of accepting deposits from the general public and using these funds to originate traditional real estate loans on one-to-four family dwellings along with consumer loans. When deposit inflows exceeds loan demand, the Bank will also purchase mortgage-backed securities and investment securities.


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

Results of Operations: Comparison of the three months ended December 31, 1995 and 1996 and the nine months ended December 31, 1995 and 1996.


      Net income increased $21,368 or 18.21% from $117,314 for the three months ended December 31, 1995 to $138,682 for the three months ended December 31, 1996. This increase was primarily the result of a gain on the sale of the U.S. Savings League Stock.

      Net income decreased $137,239 or 36.33% from $377,785 for the nine months ended December 31, 1995 to $240,546 for the nine months ended December 31, 1996. This decrease is the result of the special assessment to capitalize the SAIF fund.

      On September 30, 1996, President Clinton signed into law a bill that provided for a special assessment of SAIF insured institutions amounting to 65.7 basis points applied to the institutions deposit base measured as of March 31, 1995. The total amount of the special assessment for Guthrie Federal Savings Bank was $225,433, which was accrued as of September 30, 1996. The after tax effect of the assessment was to reduce net income by approximately $147,000 for the nine months ended December 31, 1996. Without the effect of the assessment net income would have been approximately $388,000 for the nine months ended December 31, 1996. Earnings per share without the effect of the assessment would have been approximately $.91 for nine months ended December 31, 1996.

      Beginning January 1, 1997, deposit insurance assessments for SAIF members are expected to be reduced to approximately 6.4 basis points of deposits on an annual basis through the end of 1999 from the previous level of 23 basis points. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Association will decline by approximately 70%. Through 1999, BIF members are expected to be assessed at approximately 1.3 basis points on deposits. Thereafter, assessments for BIF and SAIF members should be the same and SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

      Net interest income before provision for losses on loans, for the three months ended December 31, 1996 increased $9,366 or 2.25% compared to the three months ended December 31, 1995, from $416,237 to $425,603. This increase was mainly due to decreased costs of deposits and matching spreads on new investments with additional borrowings. These spreads were matched with similar base rates and maturity dates to insure that the spread on the earnings and cost were in place for the term of the securities. During the three months ended December 31, 1996 new investments of $500,000 in adjustable rate Collateralized Mortgage Obligations were purchased funded by additional new adjustable rate borrowings. These investments and borrowings are priced by the same base rate for an average spread of +125 basis points. Interest expense on deposits for the three months ended December 31, 1995 compared to the three months ended December 31, 1996 decreased by $61,293 or 13.85%, due to the combination of the maturity of a promotional account started in April 1995, and the lowering of passbook and Demand Deposit Account rates. This decrease in interest on deposits was offset by an increase in interest expense on borrowed money of $97,866. Components of total interest income changed due to related changes in the balance sheet structure. Interest income increased $45,939 due to new purchases of investment and mortgage backed securities.

      Net interest income for the nine months ended December 31, 1996 increased $111,063 or 9.09% from $1,221,690 for the nine months ended December 31, 1995 to $1,332,753 for the nine months ended December 31, 1996, for the same reasons as noted above. Interest expense on deposits for the nine month period decreased $161,363 or 12.25% from $1,317,658 for the nine months ended December 31, 1995 to $1,156,295 for the nine months ended December 31, 1996.

This decrease in interest on deposits was offset by an increase in interest expense on borrowed money of $193,239 from $9,423 for the nine months ended December 31, 1995 to $202,662 for the nine months ended December 31, 1996. Interest income increased $142,939 due to new purchases of investments and mortgage backed securities.

      Provision for loan losses decreased from $521 for the three months ended December 31, 1995 to $0 for the three months ended December 31, 1996. This decrease was based on management's evaluation of the adequacy of the allowance for loan losses. During the quarter ended December 31, 1996 management did not increase the allowance for losses on loans through the provision account as the allowance was considered adequate based on the evaluation of the portfolio and the level of delinquencies.

      The provision for losses on loans decreased for the nine months ended December 31, 1996 $1,248 or 71.72% from $1,740 for the nine months ended December 31, 1995 to $492 for the nine months ended December 31, 1996. This decrease was based on management's evaluation of the adequacy of the allowance for loan losses.

      Non-interest income increased $28,785 or 45.93% from $62,672 for the three months ended December 31, 1995 to $91,457 for the three months ended December 31, 1996. This increase was due to a gain on the sale of U.S. Savings League stock of $46,376 offset by a decrease in the gain from real estate operations.

      Non-interest income for the nine months ended December 31, 1996 was down $78,809 or 28.92%. This decrease was primarily due to a gain on sale of real estate owned property of $114,073 during the nine months ended December 31, 1995. There was an increase in fee income received, during the nine months ended December 31, 1996, due to loan fees from loan originations for a mortgage company. Also as stated in the above paragraph, there was a gain from the sale of U.S. Savings League stock for the nine months ended December 31, 1996.

      Non-interest expense increased $8,504 or 2.85% from $298,874 for the three months ended December 31, 1995 to $307,378 for the three months ended December 31, 1996. The primary source for the increase in non-interest expense was due to the increase in compensation expenses. Compensation expense increased primarily due to payment of bonuses.

      Non-interest expense for the nine months ended December 31, 1996 was up $242,291 or 26.39% from that for the nine months ended December 31, 1995. Non-interest expense increased from $918,068 for the nine month period ended December 31, 1995 to $1,160,359 for the nine month period ended December 31, 1996. Compensation and related expenses were up 7.55% or $32,335. Federal insurance premiums were up $225,808 from $61,480 for the nine months ended December 31, 1995 to $287,288 for the nine months ended December 31, 1996 as discussed earlier.

      Income tax expense for the nine months ended December 31, 1996 was $125,100 compared to $196,650 for the same period in 1995. The decrease in income tax expense for the nine month period resulted from a decrease in pretax income largely attributable to the accrual of the special SAIF assessment. Tax benefit attributable to the SAIF assessment was approximately $78,000.

Liquidity and Capital Resources:

      The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U. S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that the bank maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Guthrie's liquidity ratio was 20.81% at December 31, 1996. Management manages its liquidity ratio to meet its funding needs for deposit outflows, loan principal disbursements, operating expenses, and disbursements of payments collected from borrowers for taxes and insurance. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

      The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. In addition the Bank may borrow funds from time to time from the Federal Home Loan Bank of Topeka. At December 31, 1996 the Bank had $0 borrowed on its line of credit from the Federal Home Loan Bank. The available line of credit currently is set at $2,500,000 with an adjustable interest rate. The Bank draws against the line to meet current liquidity needs. Besides the line of credit the Bank has a fixed rate advance of $2,000,000 and $5,700,000 in adjustable rate advances at the Federal Home Loan Bank of Topeka outstanding at December 31, 1996.

      These term borrowings from the Federal Home Loan Bank of Topeka are part of a strategy to increase current income and match the balance sheet position. Funds from the borrowings have been used to purchase Collateralized Mortgage Obligations with similar base rates and reprice dates to insure that the spread on the earnings and cost are in place for the term of the securities.

      Scheduled loan repayments and maturing investment securities are a relatively predictable source of funds. However, savings deposit flows and prepayments of loans and mortgage-backed securities are influenced significantly by changes in market interest rates, economic conditions and competition. Management strives to manage the pricing of its deposits to maintain the required projected cash needs. In some instances though, advances and lines of credit provide lower incremental costs of funds than pricing deposits to attract the new funds. Management decided at the one year maturity of a promotional account started in April 1995 not to extend this promotion. This decision prompted some loss in certificate of deposit accounts, though not a significant number. A review of pricing of accounts lead to the decision to lower Now account rates and Savings statement rates which lead to an increase in net interest income with little potential loss of deposit accounts.

      The Bank invests its excess funds in overnight deposits with the Federal Home Loan Bank of Topeka, which generally provides liquidity to meet lending requirements and savings withdrawal funding requirements. When warranted, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits, some of which may also qualify as liquid investments under current OTS regulations. At December 31, 1996 cash and cash equivalents were $1,158,511 down from $1,402,109 at March 31, 1996. The primary reason for this decrease is due an increase in the funding of loan originations and investment securities purchases.

      The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by OTS thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. These standards require financial institutions to have minimum regulatory capital equal to 1.5% of tangible assets; minimum core capital equal to 3.0% of adjusted tangible assets; and risk-based capital equal to 8.0% of risk-based assets. At December 31, 1996 the Bank's capital requirements and actual capital under the OTS regulations are as follows:



                                                        Amount        Percent
                                                      (thousands)    of Assets
                                                      -----------    ---------
      Tangible capital:
         Actual                                        $ 6,366          12.92%
         Required                                          739           1.50%
                                                       -------          -----
         Excess                                        $ 5,627          11.42%
                                                       =======          =====

      Core capital:
         Actual                                        $ 6,366          12.92%
         Required                                        1,478           3.00%
                                                       -------          -----
         Excess                                        $ 4,888           9.92%
                                                       =======          =====

      Risk-based capital:
         Actual                                        $ 6,618          32.83%
         Required                                        1,613           8.00%
                                                       -------          -----
         Excess                                        $ 5,005          24.83%
                                                       =======          =====

                            GUTHRIE SAVINGS, INC.
                         Part II - Other Information




Item 1. Legal Proceedings
     Not applicable

Item 2. Changes in Securities
     Not applicable

Item 3. Defaults upon Senior Securities
     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable

Item 5. Other Information
     Not applicable

Item 6.(b)Exhibit 11-Statement regarding computation of Earnings Per Share Included in exhibit 11 is detail on computation of earnings per share.

Item 6.(b)Reports on Form 8 - K
     A Form 8-K dated January 14, 1997 was filed January 16, 1997. The report stated that the Registrant announced that its Board of Directors has declared a special cash dividend of $.50 per share to stockholders of record as of January 31, 1997. A press release dated January 14, 1997 was included as Exhibit 99.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GUTHRIE SAVINGS, INC.



Date February 07, 1997        By /s/ William L. Cunningham
     -----------------           -------------------------
                                 William L. Cunningham
                                 President and Chief Executive Officer
                                 (Duly Authorized Representative)


Date February 07, 1997        By /s/ Kimberly D. Walker
     -----------------           ----------------------
                                 Kimberly D. Walker
                                 Treasurer
                                 (Principal Financial and Accounting Officer)