Form 10KSB
period 1997-03-31
GUTHRIE SAVINGS INC
filed 1997-06-30
CIK 925533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the fiscal year ended   March 31, 1997
                                     --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from              to             .
                                        ------------    ------------

Commission File No. 0-24468

                              GUTHRIE SAVINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Oklahoma                                                         73-1452383
---------------------------------------------                 ------------------
(State or Other Jurisdiction of Incorporation                  I.R.S. Employer
or Organization)                                              Identification No.

120 North Division, Guthrie, Oklahoma                               73044
-------------------------------------                         ------------------
(Address of Principal Executive Offices                           (Zip Code)

Issuer's Telephone Number, Including Area Code:                 (405) 282-2201
                                                               ---------------

Securities registered under to Section 12(b) of the Exchange Act:    None
                                                                     ----

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $3,828,698.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on June 10, 1997, was $5,344,626.88 ($17.125 per share based on 312,095 shares of Common Stock outstanding).

         As of June 10, 1997, there were issued and outstanding 416,839 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended March 31, 1997. (Part II)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended March 31, 1997. (Part III)

PART I

Item 1.  Business
-------  --------

Business of the Company

         Guthrie Savings, Inc. (the "Company") is an Oklahoma-chartered corporation organized in May 1994 at the direction of Guthrie Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from the mutual to stock form. On October 11, 1994, the Association completed its conversion and changed its name to Guthrie Federal Savings Bank (the "Bank") and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided the Bank retains a specified amount of its assets in housing-related investments. At March 31, 1997, the Company had total consolidated assets of $49.0 million and stockholders' equity of $7.8 million.

Business of the Bank

         The Bank is a federally chartered stock savings bank headquartered in Guthrie, Oklahoma. The Bank was founded in 1906 with a charter from the Territory of Oklahoma under the name of "Employees Building and Loan
Association." Employees Building and Loan Association became known as "Guthrie Savings and Loan Association" in 1968 when it changed its name. In early August 1994, the Bank became a federal association under the name "Guthrie Federal Savings and Loan Association." The Bank changed its name to Guthrie Federal Savings Bank in October of 1994 in connection with its conversion from mutual to stock form. The Bank's deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation, since 1948, and the Bank is a member of the Federal Home Loan Bank (the "FHLB") System.

         The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate real estate loans on one- to four-family residences and, to a lesser extent, consumer loans. The Bank has one office in Guthrie, Oklahoma, which is located in its primary market area of Logan County, Oklahoma. In addition, the Bank holds interest-bearing deposits in other financial institutions and invests in mortgage-backed securities and investment securities. The Bank offers its customers fixed-rate and adjustable-rate mortgage loans, as well as consumer loans, including home equity and savings account loans. Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") fixed-rate mortgage loans and Federal Housing Administration/Veterans Administration ("FHA/VA") loans are originated under a correspondent banking relationship with mortgage banking companies. Adjustable-rate mortgage loans and fixed-rate mortgage loans with terms of up to 30 years are originated for retention in the Bank's portfolio. All installment loans are retained in the Bank's portfolio.

         The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the SAIF. The Bank is a member of and owns capital stock in the FHLB of Topeka, which is one of the 12 regional banks in the FHLB System.

         The principal sources of funds for the Bank's lending activities are deposits and the amortization, repayment, and maturity of loans, investment securities, and mortgage-backed securities. Principal sources of income are interest and fees on loans, mortgage-backed certificates, investment securities, and deposits held in other financial institutions. The Bank's principal expense is interest paid on deposits.

Market Area and Competition

         Logan County, Oklahoma is considered to be the Bank's primary market area. Agriculture and the oil and gas industry dominate the economy. During the past several years, the economic conditions in this area have stabilized from the major downturn in activity experienced during the mid- to late-1980s.

         During its 90 year existence, the Bank has focused on serving its customers located in the Oklahoma communities of Guthrie and surrounding communities in Logan County, and to a lesser extent, the cities of Kingfisher and Stillwater and parts of the Oklahoma counties of Payne, Kingfisher, and Oklahoma. The Bank is one of nine local thrifts and commercial banks serving Logan County. Guthrie must also compete with credit unions and mortgage banking companies located outside of Logan County.

         The Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Competition comes primarily from seven savings institutions and commercial banks with offices in Logan County. In addition, the Bank competes with credit unions and mortgage banking companies that operate in Logan County. Due to their size, many of the Bank's competitors possess greater financial and marketing resources. The Bank competes for savings accounts by offering depositors competitive interest rates and a high level of personal service.

         Competition for mortgage loans is not limited to local financial institutions. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and contractors.

         The Bank's market place has seen moderate unemployment and some population decline. Because of the lack of economic growth and stagnant population, the Bank has had to invest in mortgage-backed and investment securities.

Lending Activities

         General. The Bank's loan portfolio predominantly consists of adjustable-and fixed-rate mortgage loans secured by one- to four-family residences and, to a lesser extent, land and lot development loans, non-residential loans, and loans for other dwelling units. The Bank also makes consumer loans, including automobile and savings account loans.

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated:


                                                                    1996                                1997
                                                              -----------------------    ----------------------------
Type of Loan:                                                      $            %                 $              %
------------                                                     -----        -----             -----          -----
Real estate loans:
  Construction.......................................          $ 1,490         6.49%           $ 1,791          7.64
  Residential........................................           18,484        80.46             18,154         77.38
  Non-residential....................................            1,496         6.51              1,657          7.06
  Second mortgage and other equity...................              896         3.90              1,223          5.21
Consumer loans:
  Savings account....................................              508         2.21                403          1.72
  Automobile.........................................              733         3.19                998          4.25
  Other..............................................              339         1.48                327          1.39
                                                                ------       ------             ------        ------
    Gross loans......................................           23,946       104.24             24,553        104.65
Less:
  Loans in process...................................             (506)       (2.20)             (642)         (2.74)
  Deferred loan origination fees and costs...........              (77)       (0.34)              (73)         (0.31)
  Allowance for loan losses..........................             (391)       (1.70)             (377)         (1.60)
                                                                ------       ------            ------         ------
Total loans, net.....................................          $22,972       100.00%           $23,461        100.00
                                                                ======       ======             ======        ======

Type of Security:
Residential real estate:
    1-4 family.......................................          $19,940        86.80%           $20,288         86.48
    Other dwelling units.............................              352         1.53                301          1.29
    Land.............................................              578         2.52                579          2.47
Non-residential......................................            1,496         6.51              1,657          7.06
Savings accounts.....................................              508         2.21                403          1.72
Automobiles..........................................              733         3.19                998          4.25
Other................................................              339         1.48                327          1.39
Less:
  Loans in process...................................             (506)       (2.20)              (642)        (2.74)
  Deferred loan origination fees and costs...........              (77)       (0.34)               (73)         (.31)
  Allowance for loan losses..........................             (391)       (1.70)              (377)        (1.61)
                                                               -------       ------             ------        ------
    Total loans, net.................................          $22,972       100.00%           $23,461        100.00
                                                                ======       ======             ======        ======

                                        4

Loan Maturity Tables

         The following table sets forth the maturity of the Company's loan portfolio at March 31, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $5.2 million and $5.2 million for the years ended March 31, 1996 and 1997, respectively. All mortgage loans are shown as maturing based on contractual maturities.

                                                           Other
                                      1-4 Family        Residential,
                                     Real Estate           Land,
                                       Mortgage          Commercial        Construction       Consumer              Total
                                       --------          ----------        ------------       --------              -----
                                                                         (In Thousands)
Non-performing                         $    301           $     86           $     --        $      32           $    419
Amounts Due:
1 Year or less..................             35                 44              1,791              445              2,315

After 1 year:
  1 to 5 years..................          1,119                226                 --            1,193              2,538
  Over 5 years..................         17,042              2,181                 --               58             19,281
                                        -------            -------            -------          -------            -------

Total due after one year........         18,161              2,407                 --            1,251             21,819
                                        -------            -------            -------          -------            -------
Total amount due................       $ 18,497           $  2,537           $  1,791         $  1,728           $ 24,553
                                        =======            =======            =======          =======            =======

Less:
Allowance for loan loss.........                                                                                     (377)
Loans in process................                                                                                     (642)
Deferred loan fees..............                                                                                      (73)
                                                                                                                  -------
  Loans receivable, net.........                                                                                 $ 23,461
                                                                                                                  =======

         The following table sets forth the dollar amount of all loans due after March 31, 1998 which have pre-determined fixed interest rates or which have floating or adjustable interest rates.

                                                                  Floating or
                                                                   Adjustable
                                            Fixed Rates              Rates                  Total
                                            -----------              -----                  -----
                                                                (In Thousands)
One- to four-family..................        $  8,802                $  9,359            $ 18,161
Other residential, land
  and commercial.....................           1,066                   1,341               2,407
Consumer.............................           1,251                      --               1,251
                                              -------                 -------             -------
  Total..............................        $ 11,119                $ 10,700            $ 21,819
                                              =======                 =======             =======


         Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. Management believes that this policy of focusing on one- to four-family lending has been effective in contributing to net interest income while keeping loan delinquencies and losses to a minimum. The Bank also originates a small number of residential real estate loans secured by multi-family dwellings.

         The Bank currently offers, for retention in its portfolio and for correspondent banks and mortgage banking companies, adjustable-rate mortgages ("ARMs") that adjust every one and three years and have terms from one to 30 years, and fixed-rate mortgage loans with terms of one to 30 years. The interest rates on ARMs are based on treasury bill rates and the national cost of funds. The Bank considers the market factors and competitive rates on loans as well as its own cost of funds when determining the rates on the loans that it offers. The Bank has a small network of correspondents to whom the Bank refers loans that it does not wish to originate for its portfolio. The Bank originates adjustable-rate loans for its own loan portfolio. The Bank originates fixed-rate loans with terms of 30 years or less for its portfolio. The Bank also refers FHA/VA loans to its correspondents. Although the Bank only originates fixed rate and adjustable-rate mortgage loans for its own portfolio, they are generally underwritten to Federal Home Loan Mortgage Corporation ("FHLMC") standards.

         Generally, during periods of rising interest rates, the risk of default on an ARM is considered to be greater than the risk of default on a fixed-rate loan due to the upward adjustment of interest costs to the borrower. ARM loans are made at up to 90% of the loan to value ratio. The Bank does not originate ARMs with negative amortization.

         Regulations limit the amount that a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent or staff appraisal. When the Bank makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required for at least the amount of the loan in excess of 80% of the appraised value.

         The loan-to-value ratio, maturity, and other provisions of the residential real estate loans made by the Bank reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. The Bank requires an independent or staff appraisal, title insurance or an attorney's opinion with an abstract, flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by the Bank. The Bank reserves the right to approve the selection of which title insurance companies' policies are acceptable to insure real estate in loan transactions.

         While one- to four-family residential real estate loans are normally originated with one to 30 year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed-interest rate loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Bank enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

         Second Mortgage Loans. The Bank makes loans on real estate secured by secondary, or junior, mortgages. Secondary mortgage loans possess somewhat greater risk than primary mortgage loans since the security underlying the second mortgage loan must first be used to satisfy the obligation under the primary mortgage loan. The Bank's lending policies for second mortgage loans secured by one- to four-family residences are similar to those used for residential loans, including the required loan-to-value ratio. The Bank does not currently originate any second mortgage loans outside its primary market area.

         Land Loans. The Bank makes loans secured by raw land, in amounts up to 65% of the appraised value of the land. The loans are primarily secured by lots in the Bank's primary market area. Although those loans are generally considered to be of a higher credit risk than home loans, the Bank has not experienced a high rate of delinquencies.

         Consumer Loans. Consumer loans consist of personal unsecured loans, home improvement loans, automobile loans and savings account loans, at fixed rates.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

         Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. The Bank adds a general provision to its consumer loan loss allowance, based on general economic conditions, prior loss experience and management's periodic evaluation.

         Commercial Real Estate Loans. Loans secured by commercial real estate are originated in amounts up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are permanent loans secured by improved property such as small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Bank originates commercial real estate loans with amortization periods of one to 20 years, primarily as adjustable-rate mortgages.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. At March 31, 1997, the largest commercial real estate loan was secured by a health care facility and had a balance of $528,000 and was current.

         Construction Loans. The Bank primarily makes construction loans to individuals to construct single-family owner-occupied homes, for which the Bank also provides permanent financing. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value that is insufficient to assure full repayment.

         Loan Purchases and Sales. The Bank did not sell or purchase loans during the years ended March 31, 1996 and 1997. Instead, the Bank has offered 30-year fixed rate mortgage loans that are underwritten by correspondent banks and mortgage banking companies. The Bank has generally not purchased loans during the past five years.

         Loan Commitments. The Bank issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitment requires acceptance within 10 days of the date of issuance. For commercial real estate loans or commercial loans in general, the commitment is issued for approximately 10 days and must be closed within 30 days of issuance. Commitments for consumer loans expire 30 days after issuance. At March 31, 1997, the Bank had $0 in commitments to originate mortgage loans.

         Loan Processing Fees. In addition to interest earned on loans, the Bank recognizes service charges that consist primarily of late charges. The Bank recognized loan processing fees of $13,737, and $14,636 for the years ended March 31, 1996, and 1997, respectively.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, under certain circumstances.

         Loan Delinquencies. Loans are reviewed on a regular basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When foreclosed real estate is acquired, it is recorded at the lower of fair value or cost. Valuations are periodically performed by management and subsequent charges to general mortgage loan reserves are taken when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell.

         The following table sets forth information regarding non-accrual loans, real estate owned, and other repossessed assets and loans that are 90 days or more delinquent but on which the Company was accruing interest at the dates indicated.

                                                                                                       At March 31,
                                                                                                 1996               1997
                                                                                                 ----               ----
                                                                                                 (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units...................................            $    531           $   301
  All other mortgage loans........................................................                  57                86
Non-mortgage loans:
  Commercial......................................................................                   0                 0
  Consumer........................................................................                  36                32
                                                                                               -------            ------
Total.............................................................................            $    624           $   419
                                                                                               =======            ======

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units...................................                   0                 0
  All other mortgage loans........................................................                   0                 0
                                                                                              --------            ------
Total.............................................................................            $      0           $     0
                                                                                              ========            ======
Total non-accrual and accrual loans...............................................            $    624           $   419
                                                                                               =======            ======
Real estate owned.................................................................            $      0           $     0
                                                                                              ========            ======
Total nonperforming assets........................................................            $    624           $   419
                                                                                               =======            ======
Total non-accrual and accrual loans to net loans..................................                2.72%             1.79%
                                                                                               =======            ======
Total non-accrual and accrual loans to total assets...............................                1.33%              .85%
                                                                                               =======            ======
Total nonperforming assets to total assets........................................                1.33%              .85%
                                                                                               =======            ======


         Interest income that would have been recorded on renegotiated loans and loans accounted for on a non-accrual basis under the original terms of such loans was $65,000 and $47,600 for the years ended March 31, 1996 and 1997, respectively. Amounts foregone and not included in the Bank's interest income for the years ended March 31, 1996 and 1997 totalled $20,000 and $4,500, respectively.

         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories. In addition, the Bank maintains an internal "watchlist" of all loans that were removed from classification during the prior one-year period.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At March 31, 1997, that Bank had a general loan loss allowance of $267,000.

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of the cost or fair value.

         The Bank held no real estate owned at March 31, 1997.

         Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended March 31, 1996 and 1997, the Bank charged (credited) $(132,000) and $1,000, respectively, to the provision for loan losses and $0 and $0, respectively, to the provision for losses on real estate owned and other repossessed assets.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that significant additional provisions for losses will not be required.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:


                                                                           At March 31,
                                             ------------------------------------------
                                                           1996                                  1997
                                             ---------------------------------   --------------------
                                                                Percent of                             Percent of
                                                               Loans in Each                          Loans in Each
                                                                Category to                            Category to
                                                Amount          Total Loans           Amount           Total Loans
                                                ------          -----------           ------           -----------
                                                                      (Dollars in Thousands)

Residential real estate...................       $260              87.15%               $256              86.21%
Commercial real estate....................         26               6.25                  27               6.75
Consumer..................................        105               6.60                  94               7.04
                                                  ---             ------                ----              -----

Total.....................................       $391             100.00%               $377             100.00%
                                                  ===             ======                ====             ======


         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                                                 At March 31,
                                                                                           1996               1997
                                                                                           ----               ----
                                                                                            (Dollars in Thousands)

Total loans outstanding, net..................................................            $22,972           $ 23,461
                                                                                           ======            =======
Average loans outstanding.....................................................            $22,729           $ 22,895
                                                                                           ======            =======

Allowance balances (at beginning of period)...................................                539                391

Provision (credit):
  Residential.................................................................               (135)                 0
  Consumer....................................................................                  3                  1
                                                                                         --------            -------
                                                                                             (132)                 1
                                                                                          -------             -------
Charge-offs:
  Residential.................................................................                (24)                (5)
  Consumer....................................................................                 (6)               (24)
                                                                                         --------            -------
                                                                                              (30)               (29)
                                                                                         --------           --------
Recoveries:
   Residential................................................................                  2                  0
  Consumer....................................................................                 12                 14
                                                                                         --------           --------
                                                                                               14                 14
                                                                                         --------           --------
Net (charge-offs) recoveries..................................................                (16)               (15)
                                                                                         --------           --------
Allowance balance (at end of period)..........................................           $    391          $     377
                                                                                          =======           ========
Allowance for loan losses as a percent of total loans
  outstanding, net............................................................               1.70%              1.61%
Net loans charged off as a percent of average loans
  outstanding.................................................................               0.07%              0.07%


         The following table sets forth information with respect to the Bank's allowance for losses on real estate owned and other repossessed assets at the dates indicated:


                                                                                            At March 31,
                                                                                    ----------------------------
                                                                                      1996                 1997
                                                                                      ----                 ----
                                                                                       (Dollars in Thousands)

Total real estate owned and other
  repossessed assets, net...........................................                 $   0                $   0
                                                                                      ====                 ====

Allowance balances-beginning........................................                 $   8                $   0
Provision...........................................................                     0                    0
Net charge-offs.....................................................                    (8)                   0
                                                                                      ----                 ----
Allowance balances - ending.........................................                 $   0                $   0
                                                                                      ====                 ====

Allowance for losses on real estate owned and
  other repossessed assets to net real estate
  owned and other repossessed assets................................                  0.00%                0.00%
                                                                                     =====                =====


Mortgage-Backed Securities and Investment Activities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At March 31, 1997, the Bank had an investment portfolio of approximately $10.8 million, consisting primarily of U.S. government agency obligations, U.S. Treasury securities, and FHLB stock, as permitted by the OTS regulations. The Bank has found its level of investment securities has increased in recent years as a result of repayments and prepayments on loans and mortgage-backed securities exceeding loan demand. The Bank has invested in mortgage-backed securities to offset this excess liquidity principally in Government National Mortgage Association ("GNMA") ARMs, Federal National Mortgage Association ("FNMA") ARMs, and FHLMC ARMs.

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the Bank to classify all of its investments in debt and equity securities ("securities") into three categories. Debt securities which management has the positive intent and ability to hold until maturity are to be classified as held-to-maturity. Securities that are bought and held principally for the purpose of selling them in the near term are to be classified as trading securities. All other securities are to be classified as available-for-sale securities.

         Unrealized holding gains and losses for trading securities are to be included in earnings. Unrealized gains and losses for available-for-sale securities are to be excluded from earnings and reported net of income tax effect as a separate component of shareholders' equity until realized. Investments classified as held-to-maturity are to be accounted for at amortized cost. The Bank adopted SFAS No. 115 effective April 1, 1994, and designated its investment and mortgage-backed securities portfolio into the required three categories. As a result of SFAS No. 115, the Bank reviewed and classified its securities as held-for-investment or available-for-sale.

         SFAS No. 115 requires the Bank to account for a portion of its holding of debt securities at market value (as opposed to amortized cost) and may result in greater volatility in its earnings and capital position. It also may discourage investment in longer term debt securities, which tend to have higher yields than short-term debt securities, and hence reduce the earnings of the Bank. No securities can be moved from a particular category without Board approval.

         The market value of investments and mortgage-backed securities held to maturity at March 31, 1997, was $8.6 million and $13.2 million, resulting in a net unrealized loss at such dates of approximately $121,000 and $88,000, respectively. The Bank anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. The Bank will continue to seek high quality investments with short to intermediate maturities and duration from one to five years. At March 31, 1997, the securities classified as available for sale had a carrying value of $2.1 million net of an unrealized loss of $70,000.

         The Revenue Reconciliation Act of 1993 added a Section 475 to the Internal Revenue Code. Section 475 is a mark-to-market tax provision that is different from SFAS No. 115. The term "securities" in the tax statute includes not just traditional debt and equity securities, but mortgages as well. Section 475 and the temporary regulations issued thereunder apply to "dealer" institutions that regularly buy or sell more than a nominal amount of securities in the ordinary course of a trade or business. Section 475 requires the Bank to identify securities held for sale within the meaning of the tax code and include unrealized gains or losses on related security transactions with its fiscal tax return. The tax reporting of unrealized gains and losses on securities held for sale as defined by Section 475 and the related regulations, if different from SFAS No. 115, is a temporary difference as defined under SFAS No. 109 and the recording of a related deferred tax liability or asset will not affect generally accepted accounting principles ("GAAP") basis net income. At March 31, 1997, the Bank did not have any investments subject to Section 475.

Mortgage-Backed Securities

         To supplement lending activities in periods of deposit growth and/or declining loan demand, the Bank has increased its investments in residential mortgage-backed securities during recent years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         The mortgage-backed securities portfolio as of March 31, 1997, consisted primarily of adjustable-rate certificates issued by FHLMC ($1.4 million), GNMA ($3.2 million), and FNMA ($848,000). To a lesser extent the mortgage backed securities portfolio also contains fixed-rate certificates issued by FHLMC, GNMA, and FNMA. At March 31, 1997, the carrying value of mortgage-backed securities totalled $7.9 million or 16.09% of total assets. The market value of such securities totalled approximately $7.7 million at March 31, 1997, resulting in a net unrealized loss of $142,000 in this portfolio. Additionally, as of March 31, 1997, the Bank held investments in collateralized mortgage obligations amounting to $5.4 million, which had an unrealized gain of $54,000.

         Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA, and GNMA.

         FHLMC is a corporation chartered by the United States Government and owned by the 12 Federal Home Loan Banks and federally insured savings institutions. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. FHLMC securities are indirect obligations of the United States Government. FNMA is a private corporation chartered by Congress with a mandate to establish a secondary market for conventional mortgage loans. FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the United States Government. GNMA is a government agency within the Department of Housing and Urban Development ("HUD") which is intended to help finance government assisted housing programs. GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the United States Government. Since FHLMC, FNMA and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. GNMA limits its maximum loan size for Veterans Administration ("VA") loans and for Federal Housing Authority ("FHA") loans. FNMA and FHLMC limit their loans. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through market.

         The collateralized mortgage obligations ("CMOs") (in the form of real estate mortgage investment conduits) held by Registrant at March 31, 1997 totaled $5.4 million and consisted of CMOs issued by FHLMC, FNMA and private issuers. The aggregate book value of CMOs issued by any one private issuer did not exceed 10% of stockholders' equity at March 31, 1997 or 1996. The portfolio of CMOs held in the Company's mortgage-backed securities portfolio at March 31, 1997 did not include any residual interests in CMOs. Further, at March 31, 1997, the Company's mortgage-backed securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

         The following table sets forth the carrying value of the Company's mortgage-backed securities portfolio at the dates indicated:


                                                               At March 31,
                                                               ------------               Weighted
                                                                                         Average Rate
                                                       1996                  1997        March 31, 1997
                                                       ----                  ----        --------------
                                                          (Dollars in Thousands)


Held to Maturity:

 GNMA ARMs..............................              $3,728              $  3,163          6.89%

 FNMA ARMs..............................                 964                   848          6.55

 FHLMC ARMs.............................               1,612                 1,420          6.09

 FHLMC-fixed rate.......................               1,548                 1,374          7.03

 FNMA-fixed rate........................                 922                   696          6.52

 GNMA-fixed rate........................                 454                   388          8.00

 Collateralized mortgage
   obligations-government
   agency issue.........................                 200                 5,384          6.89
                                                       -----               -------        ------

 Total mortgage-backed
   securities...........................              $9,428              $ 13,273          6.81%
                                                       =====               =======        ======



         Mortgage-Backed Securities Maturity. The following table sets forth the maturity of the Company's mortgage-backed securities portfolio at March 31, 1997. The table does not include scheduled principal payments or estimated prepayments. All mortgage-backed securities are shown as maturing based on contractual maturities.

                                                         Contractual
                                                        Maturities Due
                                                        --------------
                                                        (In Thousands)
Less than 1 year.................................       $        --
1 to 3 years.....................................                --
3 to 5 years.....................................               375
5 to 10 years....................................               471
10 to 20 years...................................             1,245
Over 20 years....................................            11,182
                                                           --------
Total mortgage-backed securities.................         $  13,273
                                                           ========

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments, and FHLB stock, at the dates indicated. At March 31, 1997, the market value of the Company's investment securities portfolio was $10.6 million.


                                                                                      At March 31,
                                                                               ----------------------------
                                                                                 1996               1997
                                                                                 ----               ----
                                                                                  (In Thousands)
Investment Securities:
  Held to Maturity:
      U.S. Government Securities....................................            $ 1,551            $     0
      U.S. Agency Securities (1)....................................              8,200              8,700
                                                                                 ------              -----
         Total Debt Securities......................................              9,751              8,700
                                                                                 ------              -----
  Available for Sale:
    U.S. Agency Securities .........................................              1,445              1,430
    U.S. League Stock...............................................                 95                  0
    FHLB Stock......................................................                592                632
    Other Equity Securities (2).....................................                  1                  0
                                                                                 ------             ------
                                                                                  2,133              2,062
                                                                                 ------             ------
      Total Investments.............................................            $11,884            $10,762
                                                                                 ======             ======

-------------------
(1) Consists of bonds and notes issued by the FHLB and FNMA. FHLB bonds owned at March 31, 1996 and 1997 included $1.0 million, at cost, of dual indexed or inverse floating rate structures whose yield may not move consistent with general interest rate movements.
(2)      Consists of equity investment in prior service bureau.

         The market value of investments and mortgage-backed securities held to maturity at March 31, 1997, was $8.6 million and $13.2 million, resulting in a net unrealized loss at such dates of approximately $121,000 and $88,000, respectively. The Bank anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. The Bank will continue to seek high quality investments with short to intermediate maturities and duration from one to five years.

Investment Portfolio Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's debt securities portfolio at March 31, 1997.


                                                       As of March 31, 1997
                --------------------------------------------------------------------------------------------------------------------
                One Year or Less     One to Five Years  Five to Ten Years   More than Ten Years      Total Debt Securities
                 ----------------     -----------------  -----------------   -------------------   ---------------------------------
                 Carrying Average    Carrying  Average    Carrying  Average  Carrying    Average   Carrying  Average       Market
                   Value    Yield      Value     Yield      Value     Yield    Value       Yield     Value     Yield       Value
                 -------- -------     -------  -------     -------    ------ -------     -------   --------  -------     ----------
                                                   (Dollars in Thousands)
Held to maturity:
  U.S. Agency
    Securities...  $ 500   4.44%     $  5,200      6.51%   $ 3,000     6.86%  $    --         --%  $  8,700   6.51%      $  8,579
                    ----  -----       -------      ----     ------     ----     -----      -----    -------   ----        -------
Available for Sale:
  U.S. Agency
  Securities...                           482      6.33        948     6.89        --         --      1,430   6.70          1,430
                    ----  -----       -------    ------     ------    -----     -----      -----    -------   ----        -------
      Total....    $ 500   4.44%     $  5,682      6.50%   $ 3,948     6.87%  $    --         --%   $10,130   6.54%      $ 10,009
                    ====  =====       =======     =====     ======    =====    ======     ======    =======   =====       =======


Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank may also utilize advances from the FHLB of Topeka and other borrowings as a source of funds.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including regular savings, demand and NOW accounts, and term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more). Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

         Jumbo   Certificate   Accounts.   The  following  table  indicates  the
approximate amount of the Company's certificate accounts of $100,000 or more by time remaining until maturity as of March 31, 1997.

                                                                Certificates
                                                                  Accounts
Maturity Period                                                (In Thousands)
---------------
Within three months..............................                $     463
Over three through six months....................                      355
Over six through twelve months...................                      690
Over twelve months...............................                      410
                                                                   -------
      Total......................................                 $  1,918
                                                                   =======



Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Topeka to supplement its supply of lendable funds. Advances from the FHLB of Topeka would typically be secured by a pledge of the Bank's stock in the FHLB of Topeka and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

         To supplement lending activities in periods of deposit growth and/or declining loan demand, the Bank has increased its investments in residential mortgage-backed securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         The following table sets forth certain information regarding short-term borrowings by the Company at the end of and during the periods indicated, consisting of amounts borrowed under a line of credit with the FHLB of Topeka.

                                                        At or For the Year Ended
                                                                March 31,
                                                       -------------------------
                                                             1996         1997
                                                             ----         ----
                                                       (Dollars in Thousands)

Weighted average rate paid..........................         0.00%         6.90%

Maximum amount of borrowings outstanding
  at any month end..................................       $1,200        $2,000
Approximate average short-term
  borrowings outstanding............................       $    0        $  326
Approximate weighted average rate (1)...............         6.06%         5.45%

--------------
(1) Average balances represent the arithmetic average of month-end balances.

Subsidiary Activity

         The Company has one wholly-owned subsidiary, the Bank. The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. As of March 31, 1997, the Bank had no subsidiaries.

Employees

         Substantially all of the activities of the Company are conducted through the Bank, therefore, at March 31, 1997, the Company did not have any salaried employees.

         As of March 31, 1997, the Bank had 14 full-time employees and two part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank Qualified Thrift Lender Test."

         Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Subject to appropriate regulatory approvals, a bank holding company can acquire control of a savings association, and if it controls a savings association, merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, federal savings associations can acquire, or be acquired by, any insured depository institution.

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines poses a serious threat to the SAIF.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $225,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately
 .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank substantially declined.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of March 31, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the

Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Bank's Plan of Conversion. Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of March 31, 1997, the Bank was in compliance with its QTL requirement with 82.4% of its assets invested in QTIs.

         A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At March 31, 1997, the Bank's required liquid asset ratio was 20.8%.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Topeka, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Topeka in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At March 31, 1997, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a)      Properties.

         Currently, the Company does not own real property but utilizes the offices of the Bank. The Bank operates from its office located at 120 North Division, Guthrie, Oklahoma. The Bank owns this office facility which was opened in 1975 and has 6,000 square feet.

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities," "Item 1. Business - Regulation of the Bank," and "Item 2. Description of Property. (a) Properties" above.

     (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulation of the Bank."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities," "Item 1. Business - Regulation of the Bank," and "Item 1. Business - Subsidiary Activity."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Corporate Profile and Stock Price Information" on page 2 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1997 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 to 16 of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the last fiscal year.

                                    PART III


Item 9. Directors Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information contained under the section captioned "I - Information with Respect to Nominee for Director, Directors Continuing in Office, and Executive Officers" in the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held July 22, 1997 (the "Proxy Statement") is incorporated herein by reference.

         Additional information concerning executive officers is included in the Proxy Statement in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Directors and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the chart in the section captioned "Voting Securities and Principal Holders Thereof" and to the first chart in the section captioned "I - Information with Respect to Nominee for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's Annual Report to Stockholders for the fiscal year ending March 31, 1997, are incorporated herein by reference and also in Item 7 of this report.

         Report of Independent Auditors

         Consolidated Statements of Financial Condition as of March 31, 1997 and 1996.

         Consolidated Statements of Operations for the Years Ended March 31, 1997, 1996, and 1995.

         Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1997, 1996, and 1995.

         Consolidated Statements of Cash Flows for the Years Ended March 31, 1997, 1996, and 1995.

         Notes to Consolidated Financial Statements.

                  2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.




                  3.       The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:

                   3(i)    Certificate of Incorporation of Guthrie Savings, Inc.*

                   3(ii)   Bylaws of Guthrie Savings, Inc.*

                  10.1     Change in Control Severance Agreement with William Cunningham

                  10.2     Change in Control Severance Agreement with H. Stephen Ochs

                  10.3     Change in Control Severance Agreement with Kathleen A. Warner

                  10.4     1994 Stock Option Plan

                  10.5     Management Stock Bonus Plan

                  10.6     Indemnification Agreement from Guthrie Savings, Inc.

                  10.7     Indemnification Agreement from Guthrie Federal Savings Bank

                  13       Annual Report to Stockholders for the fiscal year ended March 31, 1997

                  21       Subsidiaries of the Registrant**

                  23       Consent of Regier Carr & Monroe, L.L.P.

                  27       Financial Data Schedule***

         (b) A report on Form 8-K (Items 5 and 7), dated January 14, 1997, was filed during the last quarter of the period covered by this report.

---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-90286) declared effective by the Commission on August 12, 1994.
** Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (File No. 0-24468) filed with the SEC.
***  Filed in electronic format only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GUTHRIE SAVINGS, INC.


Dated:  June 25, 1997                       By:      /s/ William L. Cunningham
                                                     -------------------------
                                                     William L. Cunningham
                                                     President, Chief Executive
                                                     Officer, and Director (Duly
                                                     Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ William L. Cunningham                   By:      /s/ H. Stephen Ochs
         William L. Cunningham                                H. Stephen Ochs
         President, Chief Executive Officer,                  Vice President and Director
           and Director (Principal Executive
           Officer)

Date:    June 25, 1997                               Date:    June 25, 1997


By:      /s/ Keith Camerer                           By:      /s/ James V. Seaman
         Keith Camerer                                        James V. Seamans
         Director                                             Director

Date:    June 25, 1997                               Date:    June 25, 1997


By:      /s/ Alvin R. Powell, Jr.                    By:      /s/ Kimberly D. Walker
         ---------------------------                          ----------------------
         Alvin R. Powell, Jr.                                 Kimberly D. Walker
         Director                                             Treasurer (Principal Accounting and
                                                                 and Financial Officer)

Date:    June 25, 1997                               Date:    June 25, 1997

