Form 10QSB
period 1997-06-30
GUTHRIE SAVINGS INC
filed 1997-08-07
CIK 925533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (Mark One)
[  X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

                                      OR

[     ]TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from           to
                                                          ---------    --------

                         Commission File Number 0-24468

                              Guthrie Savings, Inc.
             (Exact name of registrant as specified in its charter)

                Oklahoma                               73-1452383
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

                               Yes [ X ] No [ ]

The number of  shares  outstanding  of each of the  issuer's  classes  of common stock, as of August 1, 1997:
            $.01 par value common stock          416,839 shares
                       (Class)                        (Outstanding)

                              GUTHRIE SAVINGS, INC.


                                      INDEX


                                                                   Page Number

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Statements of Financial Condition as of March 31, 1997 and
        June 30, 1997  (unaudited)                                       1
        Statements of Income for the Three Months Ended
        June 30, 1996 and 1997 (unaudited)                               2
        Statement of Cash Flows for the Three Months
        Ended June 30, 1996 and 1997 (unaudited)                       3-4
        Notes to Financial Statements                                  5-8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9-12
PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                           13

   Item 2.  Changes in Securities                                       13

   Item 3.  Defaults in Senior Securities                               13

   Item 4.  Submission of matters to a vote of security holders         13

   Item 5.  Other Information                                           13

   Item 6(a)Exhibits                                                    13

   Item 6(bReports on Form 8-K                                          13

SIGNATURES                                                              14

                              GUTHRIE SAVINGS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition

                                                                                                       June 30,
                                                                                        March 31,        1997
           ASSETS                                                                         1997        (unaudited)
                                                                                      ------------    ------------
Cash and cash equivalents
   Interest bearing                                                                   $    311,624    $    296,301
   Non-interest bearing                                                                    211,205         367,905
Held-to-maturity investment securities                                                   8,700,000       8,700,000
Available-for-sale investment securities                                                 2,061,727       2,080,920
Mortgage-backed securities held to maturity                                             13,273,398      13,011,700
Loans receivable, net                                                                   23,461,257      24,470,724
Accrued income receivable                                                                  330,277         356,774
Real estate owned and other
  repossessed property, net                                                                      0               0
Office properties and equipment, net                                                       598,633         592,787
Prepaid expenses and other assets                                                           99,135         107,951
                                                                                      ------------    ------------

                                                                                      $ 49,047,256    $ 49,985,062
                                                                                      ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                                           $ 34,293,278    $ 34,458,819
   FHLB line of credit and advances                                                      6,700,000       7,800,000
   Advances from borrowers for taxes and insurance                                          32,830          70,333
   Deferred income                                                                          57,956          54,759
   Accrued expenses and other liabilities                                                   60,805          61,725
   Income taxes
     Deferred                                                                               79,531          79,871
     Current                                                                                17,816          79,963
                                                                                      ------------    ------------
                                                                                        41,242,216      42,605,470
                                                                                      ------------    ------------
Stockholders' Equity
   Preferred stock, $.01 par value; 1,000,000
     shares authorized, no shares outstanding                                                    0               0
   Common stock, $.01 par value; 3,000,000 shares
     authorized; 515,125 shares issued and outstanding                                       5,151           5,151
   Additional paid-in capital                                                            4,779,668       4,779,668
   Retained income (substantially restricted)                                            4,392,507       4,523,024
   Treasury Stock, at cost (64,766 shares at March 31,1997
     and 98,286 shares at June 30, 1997)                                                  (881,996)     (1,456,025)
     Unamortized stock acquired by Employee Stock Ownership Plan                          (309,075)       (309,075)
   Unamortized stock acquired by Management Stock Bonus Plan                              (134,836)       (124,723)
     Net unrealized gain (loss) on available-for-sale securities                           (46,379)        (38,428)
                                                                                      ------------    ------------
           Total Stockholders' Equity                                                    7,805,040       7,379,592
                                                                                      ------------    ------------

                                                                                      $ 49,047,256    $ 49,985,062
                                                                                      ============    ============

                              GUTHRIE SAVINGS, INC.
                        Consolidated Statements of Income


                                               Three Months ended
                                                    June 30,
                                             -----------------------
                                                1996        1997
                                             ----------- -----------
                                             (Unaudited) (Unaudited)
INTEREST INCOME
   Interest on loans                           $519,997   $533,632
   Interest and dividends
     on investment securities                   205,039    182,835
   Interest on mortgage-
     backed securities                          155,469    216,640
                                               --------   --------
           Total interest income                880,505    933,107
                                               --------   --------
INTEREST EXPENSE
   Deposits                                     394,141    378,382
   Borrowed money                                38,422    102,986
                                               --------   --------
           Total interest expense               432,563    481,368
                                               --------   --------

           Net interest income                  447,942    451,739
PROVISION FOR LOSSES
 ON LOANS                                           485        874
                                               --------   --------

           Net interest income
             after provision for loan losses    447,457    450,865
                                               --------   --------

NON-INTEREST INCOME
   Service charges and late fees                 44,413     44,468
   Other income                                   6,993      6,841
     Gain (loss) from real estate operations      1,301      3,196
                                               --------   --------
                                                 52,707     54,505

NON-INTEREST EXPENSE
   Compensation and related expenses            148,262    150,717
   Occupancy expense                             11,367     12,743
   Professional fees                             28,380     24,619
   Federal insurance premium                     20,882      5,437
     Data processing                             22,933     23,537
   Bank charges                                  15,097     13,592
   Other expense                                 49,032     64,358
                                               --------   --------
                                                295,953    295,003
           Income before income taxes           204,211    210,367
INCOME TAX EXPENSE                               72,000     79,850
                                               --------   --------

           Net income                          $132,211   $130,517
                                               ========   ========

PRIMARY:
   Earning per share                           $    .30   $    .32
                                               ========   ========
   Weighted average common shares
         outstanding                            445,483    409,565
                                               ========   ========
FULLY DILUTED:
   Earnings per share                          $    .30   $    .32
                                               ========   ========
   Weighted average common shares
         outstanding                            446,184    410,458
                                               ========   ========
DIVIDENDS PER SHARE                            $   --     $   --
                                               ========   ========

                              GUTHRIE SAVINGS, INC.
                      Consolidated Statements of Cash Flows

                                                                                 Three Months Ended June 30,
                                                                           --------------------------------------
                                                                                1996                     1997
                                                                           -------------             ------------
                                                                            (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $     132,211             $    130,517
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                               9,024                    7,898
      FHLB Stock dividend                                                         (9,900)                 (10,900)
        Decrease (increase) in accrued interest receivable                       (10,937)                 (26,497)
      Increase (decrease) in accrued and deferred
           income taxes                                                           72,000                   62,145
      Increase (decrease) in accrued expenses                                    (10,104)                     920
      Amortization of premiums and discounts
          on investments and loans                                                 2,779                      271
      Amortization of deferred gain on sale of real estate owned                  (1,366)                  (3,197)
        Provision for losses on loans and real estate owned                          485                      874
        Amortization related to ESOP and MSBP                                     10,113                   10,113
        (Increase) decrease in other assets                                      (17,093)                  (8,816)
                                                                           -------------             ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        177,212                  163,328
                                                                           -------------             ------------


CASH FLOWS FROM INVESTING ACTIVITIES
   Net loan (originations) and principal payments
     on loans held for investment                                               (233,066)              (1,004,909)
   Principal repayments on mortgage-backed securities-
     held to maturity                                                            375,509                  256,869
     Acquisition of mortgage-backed investment securities-
     held to maturity                                                         (1,978,539)                       0
     Acquisition of held to maturity investment securities                      (500,000)                       0
     Maturity of held to maturity investment securities                          750,000                        0
     Acquisition of fixed assets                                                  (2,729)                  (2,052)
                                                                           -------------             ------------

NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES                                                     (1,588,825)                (750,092)
                                                                           -------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                          (719,276)                 164,667
   Net increase (decrease) in escrow accounts                                     19,689                   37,503
   Proceeds from FHLB advance                                                  3,700,000                3,300,000
     Repayments of FHLB advance                                               (1,500,000)              (2,200,000)
   Cash dividend paid                                                           (222,740)                       0
     Purchase of treasury stock                                                 (330,318)                (574,029)
                                                                           -------------             ------------
NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES                                                  $     947,355             $    728,141
                                                                           -------------             ------------



NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    $      (464,258)     $      141,377
BEGINNING CASH AND CASH EQUIVALENTS             1,402,109             522,829
                                          ---------------      --------------

ENDING CASH AND CASH EQUIVALENTS          $       937,851      $      664,206
                                          ===============      ==============

SUPPLEMENTAL DISCLOSURES Cash paid for:
      Interest on deposits and advances   $       386,534      $      477,949
      Income taxes                                      0              17,703



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

      The results of operation for the three month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year ending March 31, 1998.

2.    Mutual - To - Stock Conversion

      On February 8, 1994, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a state chartered mutual savings and loan association to a federally chartered stock savings bank with the concurrent formation of Guthrie Savings, Inc. to act as a holding company of the Bank (the "Conversion").

      At the date of conversion, October 11, 1994, the Company completed the sale of 515,125 shares of common stock, $.01 par value, through concurrent subscription and community offerings at $10.00 per share. Included in the total shares outstanding are 41,210 shares which were purchased by the Bank's ESOP at $10.00 per share. Net proceeds from the conversion, after recognizing conversion expenses and underwriting costs of $382,975, were $4,768,275. From the net proceeds, the company used $2,384,138 to purchase all of the capital stock of the Bank and $412,100 to fund the purchase of 41,210 shares of the company stock by the ESOP.

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

3.    Investment Securities


      A summary of the Bank's investment securities as of March 31, 1997 and June 30, 1997 is as follows:

                                          Carrying Value
                                   --------------------------    Market Value
                                     March 31,      June 30,       June 30,
                                       1997           1997           1997
                                   -----------    -----------    -----------
Held-to-maturity:
  Bonds, notes and debentures:
    Government Agency Securities   $ 8,700,000    $ 8,700,000    $ 8,622,782
                                   -----------    -----------    -----------
     Total held-to-maturity        $ 8,700,000    $ 8,700,000    $ 8,622,782
                                   ===========    ===========    ===========

Available-for-sale:
  Debt securities:
    Government Agency Securities   $ 1,500,000    $ 1,500,000    $ 1,438,020
    Net unrealized loss                (70,273)       (61,980)             0
                                   -----------    -----------    -----------
                                     1,429,727      1,438,020      1,438,020
                                   -----------    -----------    -----------
  Equity securities:
    Stock in Federal Home Loan
     Bank                              632,000        642,900        642,900
                                   -----------    -----------    -----------
                                       632,000        642,900        642,900
                                   -----------    -----------    -----------

     Total available-for-sale      $ 2,061,727    $ 2,080,920    $ 2,080,920
                                   ===========    ===========    ===========


4.    Mortgage-Backed Securities

      All  of  the  Bank's   mortgage-backed   securities   are   classified  as
      held-to-maturity. A summary of the Bank's mortgage-backed securities as of March 31, 1997 and June 30, 1997 is as follows:

                                                         Carrying Value
                                                 -----------------------------   Market Value
                                                     March 31,      June 30,       June 30,
                                                       1997           1997           1997
                                                 -------------- --------------  ---------------
Mortgage-Backed Securities (Held-to-Maturity):
  GNMA-ARM's                                     $  3,114,748   $   2,987,595   $   3,048,775
  FNMA-ARM's                                          825,458         801,304         794,160
  FHLMC-ARM's                                       1,376,203       1,338,476       1,336,802
  FHLMC-fixed rate                                  1,380,450       1,356,155       1,350,152
  GNMA-fixed rate                                     388,642         370,774         383,217
  FNMA-fixed rate                                     684,623         667,097         651,040
      Collateralized mortgage obligation
        -Govt. Agency                               5,383,306       5,375,159       5,425,964
                                                 ------------   -------------   -------------
                                                   13,153,430      12,896,560      12,990,110
  Unamortized premiums                                127,799         123,790
  Unearned discounts                                   (7,831)         (8,650)
                                                 ------------   -------------   -------------
      Total Mortgage-Backed Securities
        (Held-to-Maturity)                       $ 13,273,398   $  13,011,700   $  12,990,110
                                                 ============   =============   =============


5.    Loan Receivable, Net

      A summary of the Bank's loans receivable at March 31, 1997 and June 30, 1997 is as follows:


                                               March 31,        June 30,
                                                 1997             1997
                                             ------------    ------------
Mortgage loans:
  Secured by one to four family residences   $ 17,273,266    $ 18,263,600
  Secured by other properties                   1,958,081       1,907,058
  Construction loans                            1,790,945       1,595,600
  Other                                           579,276         544,804
                                             ------------    ------------
                                               21,601,568      22,311,062

Less:
  Unearned discounts and loan fees                (72,996)        (72,533)
  Undisbursed loan proceeds                      (641,971)       (668,257)
  Allowance for loan losses                      (282,444)       (282,444)
                                             ------------    ------------
       Total mortgage loans                    20,604,157      21,287,828
                                             ------------    ------------

Consumer and other loans:
  Loans on deposits                               403,099         433,921
  Home equity and second mortgage               1,222,531       1,194,777
  Other                                         1,325,718       1,646,853
                                             ------------    ------------
                                                2,951,348       3,275,551
Less:
  Allowances for loan losses                      (94,248)        (92,655)
                                             ------------    ------------

           Total consumer and other loans       2,857,100       3,182,896

Net Loans Receivable                         $ 23,461,257    $ 24,470,724
                                             ============    ============


      A summary of the Bank's allowance for loan losses for the periods indicated is as follows:

                               Three Months Ended
                                     June 30,
                             ----------------------
                                1996         1997
                             ---------    ---------
Balance, beginning           $ 391,189    $ 376,692
Provision charged
  to operations                    485          874
Loans charged off,
  net of recoveries             (6,072)      (2,467)
                             ---------    ---------

                             $ 385,602    $ 375,099
                             =========    =========

6. Real Estate Owned or in Judgement, Including In-Substance Foreclosures and Other Repossessed Property:

      As of June 30, 1997 and March 31, 1997 the Company has no real estate owned or other repossessed property.


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

      At June 30, 1997, the Bank had outstanding commitments to fund real estate loans of $243,880. The $243,880 in commitments is for 4 loans, $210,000 to fund a fixed rate construction loan (rate to be set at closing) in October of 1997, the balance of $33,880 is made up of commitments to modify three existing mortgage loans. All three will be fixed rate loans with two at 7.75% ($17,380) and one loan at 7.50% ($16,500).

8.    Earnings Per Share

      Earnings per share for the three months ended June 30, 1996 and June 30, 1997, was computed by dividing net income by the weighted average number of common shares outstanding, which is adjusted for unallocated shares acquired by the Employee Stock Ownership Plan, Treasury Stock repurchased, and other common stock equivalents.

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

      Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended June 30, 1997. The Bank is primarily engaged in the business of accepting deposits from the general public and using these funds to originate traditional real estate loans on one-to-four family dwellings along with consumer loans. When deposit inflows exceeds loan demand, the Bank will also purchase mortgage-backed securities and investment securities.


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

Results of Operations: Comparison of the three months ended June 30, 1996 and 1997.


      Net income for the three months ended June 30, 1996 compared to the three months ended June 30, 1997 was fairly stable showing a decrease of $1,694 or 1.28%.

      Net interest income before provision for losses on loans, for the three months ended June 30, 1997 increased $3,797 or 0.85% compared to the three months ended June 30, 1996, from $447,942 to $451,739. This increase was mainly due to decreased costs of deposits and matching spreads on new investments with additional borrowings. These spreads were matched with similar base rates and maturity dates to insure that the spread on the earnings and cost were in place for the term of the securities. Interest expense on deposits decreased $15,759 or 4.00%, due to the lowering of passbook and Demand Deposit Account rates. This decrease in interest was offset by an increase in interest expense on borrowed money of $64,564. Components of total interest income changed due to related changes in the balance sheet structure. Interest income increased $52,602 due to funding new loans and new purchases of mortgage backed securities.

      Provision for loan losses increased from $485 for the three months ended June 30, 1996 to $874 for the three months ended June 30, 1997. This increase was based on management's evaluation of the adequacy of the allowance for loan losses.

      Non-interest income increased $1,798 or 3.41% from $52,707 for the three months ended June 30, 1996 to $54,505 for the three months ended June 30, 1997. This increase was primarily due to amortization of the deferred gain on sales of real owned property, due to a loan pay off in the three months ended June 30, 1997.

      Non-interest expense decreased $950 or 0.32% from $295,953 for the three months ended June 30, 1996 to $295,003 for the three months ended June 30, 1997. This nominal decrease in non-interest expense for the three months ended June 30, 1997 was the combination of a decrease in SAIF insurance premiums off set by an increase in other expenses. The SAIF insurance assessment was reduced beginning January 1, 1997 to approximately 6.4 basis points of deposits on an annual basis from the previous level of 23 basis points.

Liquidity and Capital Resources:


      The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U. S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that the bank maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Guthrie's liquidity ratio was 21.23% at June 30, 1997. Management manages its liquidity ratio to meet its funding needs for deposit outflows, loan principal disbursements, operating expenses, and disbursements of payments collected from borrowers for taxes and insurance. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

      The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. In addition the Bank may borrow funds from time to time from the Federal Home Loan Bank of Topeka. At June 30, 1997 the Bank had $1,800,000 borrowed on its line of credit from the Federal Home Loan Bank. The available line of credit currently is set at $2,500,000 with an adjustable interest rate. The Bank draws against the line to meet current liquidity needs. Besides the line of credit the Bank has a fixed rate advance of $2,000,000 and $4,000,000 in adjustable rate advances at the Federal Home Loan Bank of Topeka outstanding at June 30, 1997.

      These term borrowings from the Federal Home Loan Bank of Topeka are part of a strategy to increase current income and match the balance sheet position. Funds from the borrowings have been used to purchase Collateralized Mortgage Obligations with similar base rates and reprice dates to insure that the spread on the earnings and cost are in place for the estimated term of the securities.

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

      The Bank invests its excess funds in overnight deposits with the Federal Home Loan Bank of Topeka, which generally provides liquidity to meet lending requirements and savings withdrawal funding requirements. When warranted, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits, some of which may also qualify as liquid investments under current OTS regulations. At June 30, 1997 cash and cash equivalents were $664,206 up from $522,829 at March

31, 1997.

      The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by OTS thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. These standards require financial institutions to have minimum regulatory capital equal to 1.5% of tangible assets; minimum core capital equal to 3.0% of adjusted tangible assets; and risk-based capital equal to 8.0% of risk-based assets. At June 30, 1997 the Bank's capital requirements and actual capital under the OTS regulations are as follows:



                      Amount     Percent
                   (thousands)  of Assets
                   -----------  ---------
Tangible capital:
   Actual             $6,743      13.48%
   Required              750       1.50%
                      ------      -----
   Excess             $5,993      11.98%
                      ======      =====

Core capital:
   Actual             $6,743      13.48%
   Required            1,501       3.00%
                      ------      -----
   Excess             $5,242      10.48%
                      ======      =====

Risk-based capital:
   Actual             $7,004      33.61%
   Required            1,667       8.00%
                      ------      -----
   Excess             $5,337      25.61%
                      ======      =====


                              GUTHRIE SAVINGS, INC.
                           Part II - Other Information




Item 1.  Legal Proceedings
           Not applicable

Item 2.  Changes in Securities
           Not applicable

Item 3.  Defaults upon Senior Securities
           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         At the annual meeting held July 22, 1997, the following items were submitted to a vote of stockholders:

         1. William L. Cunningham and A.R. Powell Jr. were elected as directors. The results of the vote are as follows:

                                            Votes for          Votes Withheld
                                            ---------          --------------
         William L. Cunningham               354,141                  0
         A.R. Powell Jr.                     353,591                550

         H. Stephen Ochs, Keith Camerer, and James V. Seamans continue as directors of the Company.

         2. Ratification of Regier Carr & Monroe, L.L.P. as the Company's auditors for the fiscal 1998 year.

                          Votes for                           348,791
                          Votes against                             0
                          Votes Abstaining                      5,350

 Item 5.  Other Information
          Not applicable


Item6.(a) Exhibit  11-Statement  regarding computation of Earnings Per Share
          Included in exhibit 11 is detail on computation of earnings per share.

Item 6.(b)Reports on Form 8 - K
          Not applicable

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GUTHRIE SAVINGS, INC.



Date August 07, 1997                    By /s/ William L. Cunningham
     -------------------                   -------------------------
                                           William L. Cunningham
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)


Date August 07, 1997                    By /s/ Kimberly D. Walker
     -------------------                   ----------------------
                                           Kimberly D. Walker
                                           Treasurer
                                           (Principal Financial and Accounting
                                             Officer)