Form 10QSB
period 1997-09-30
GUTHRIE SAVINGS INC
filed 1997-11-07
CIK 925533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

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

                                 Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1997:

         $.01 par value common stock                   417,457 shares
                  (Class)                               (Outstanding)

                              GUTHRIE SAVINGS, INC.


                                      INDEX


                                                                     Page Number

PART I - FINANCIAL INFORMATION

    Item 1.       Financial Statements

           Statements of Financial Condition as of March 31, 1997 and
           September 30, 1997  (unaudited)                                 1
           Statements of Income for the Three and Six Months Ended
           September 30, 1996 and 1997 (unaudited)                         2
           Statement of Cash Flows for the Six Months
           Ended September 30, 1996 and 1997 (unaudited)                 3-4
           Notes to Financial Statements                                 5-8

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   9-13

PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings                                       14

    Item 2.       Changes in Securities                                   14

    Item 3.       Defaults in Senior Securities                           14

    Item 4.       Submission of matters to a vote of security holders     14

    Item 5.       Other Information                                       14

    Item 6(a).    Exhibits                                                14

    Item 6(b).    Reports on Form 8-K                                     14

SIGNATURES                                                                15

                              GUTHRIE SAVINGS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition

                                                                                                     September 30,
                                                                                  March 31,              1997
           ASSETS                                                                   1997              (unaudited)
                                                                                -----------          -------------

Cash and cash equivalents
     Interest bearing                                                           $   311,624            $ 1,300,410
     Non-interest bearing                                                           211,205                423,533
Held-to-maturity investment securities                                            8,700,000              6,700,000
Available-for-sale investment securities                                          2,061,727              2,098,572
Mortgage-backed securities held to maturity                                      13,273,398             11,657,475
Loans receivable, net                                                            23,461,257             24,903,972
Accrued income receivable                                                           330,277                321,302
Real estate owned and other
  repossessed property, net                                                               0                      0
Office properties and equipment, net                                                598,633                584,889
Prepaid expenses and other assets                                                    99,135                110,289
                                                                                -----------            -----------

                                                                                $49,047,256            $48,100,442
                                                                                ===========            ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                                   $34,293,278            $34,520,251
     FHLB line of credit and advances                                             6,700,000              5,696,000
     Advances from borrowers for taxes and insurance                                 32,830                107,934
     Dividend payable                                                                     0                210,791
     Deferred income                                                                 57,956                 53,984
     Accrued expenses and other liabilities                                          60,805                 78,719
     Income taxes
       Deferred                                                                      79,531                 83,254
       Current                                                                       17,816                 35,863
                                                                                 ----------             ----------
                                                                                 41,242,216             40,786,796
                                                                                 ----------             ----------
Stockholders' Equity
     Preferred stock, $.01 par value; 1,000,000
       shares authorized, no shares outstanding                                           0                      0
     Common stock, $.01 par value; 3,000,000 shares
       authorized; 515,125 shares issued and outstanding                              5,151                  5,151
     Additional paid-in capital                                                   4,779,668              4,782,759
     Retained income (substantially restricted)                                   4,392,507              4,440,956
     Treasury Stock, at cost (64,766 shares at March 31,1997
       and 97,668 shares at September 30, 1997)                                    (881,996)            (1,445,521)
     Unamortized stock acquired by Employee Stock Ownership Plan                   (309,075)              (309,075)
     Unamortized stock acquired by Management Stock Bonus Plan                     (134,836)              (124,766)
     Net unrealized gain (loss) on available-for-sale securities                    (46,379)               (35,858)
                                                                                 -----------            -----------
           Total Stockholders' Equity                                             7,805,040              7,313,646
                                                                                 ----------             ----------

                                                                                $49,047,256            $48,100,442
                                                                                 ==========             ==========

                              GUTHRIE SAVINGS, INC.
                        Consolidated Statements of Income

                                                       Three Months Ended                   Six Months Ended
                                                         September 30,                        September 30,
                                               -------------------------------       -----------------------------
                                                   1996               1997             1996              1997
                                               -----------        ------------       -----------       -----------
                                                 (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)

INTEREST INCOME
     Interest on loans                          $  527,392         $   553,859        $1,047,389        $1,087,490
     Interest and dividends
       on investment securities                    187,285             174,642           392,325           357,478
     Interest on mortgage-
       backed securities                           192,084             199,393           347,554           416,033
                                                 ---------          ----------         ---------         ---------
           Total interest income                   906,761             927,894         1,787,268         1,861,001
                                                 ---------          ----------         ---------         ---------
INTEREST EXPENSE
     Deposits                                      381,182             387,391           775,322           765,773
     Borrowed money                                 66,373              92,910           104,796           195,896
                                                 ---------          ----------         ---------         ---------
           Total interest expense                  447,555             480,301           880,118           961,669
                                                 ---------          ----------         ---------         ---------

           Net interest income                     459,206             447,593           907,150           899,332
PROVISION FOR LOSSES
 ON LOANS                                                7                 439               492             1,313
                                                 ---------           ---------         ---------         ---------

           Net interest income
             after provision for loan losses       459,199             447,154           906,658           898,019
                                                 ---------           ---------         ---------         ---------

NON-INTEREST INCOME
     Service charges and late fees                  40,058              46,090            84,471            90,558
     Other income                                    8,948               9,433            15,942            16,274
     Gain (Loss) from real estate operations           574                 769             1,874             3,965
                                                 ---------           ---------         ----------        ---------
                                                    49,580              56,292           102,287           110,797
                                                 ---------           ---------         ---------         ---------

NON-INTEREST EXPENSE
     Compensation and related expenses             150,851             157,366           299,114           308,084
     Occupancy expense                              20,681              16,417            32,047            29,160
     Professional fees                              39,667              42,983            68,047            67,601
     Federal insurance premium                      20,688               5,351            41,570            10,788
     SAIF special assessment                       224,776                   0           224,776                 0
     Data processing                                20,220              20,530            43,154            44,067
     Bank charges                                   14,318              12,671            29,415            26,263
     Other expense                                  65,826              52,887           114,858           117,247
                                                 ---------           ---------         ---------          --------
                                                   557,027             308,205           852,981           603,210
                                                 ---------           ---------         ---------          --------
           Income before income taxes              (48,248)            195,241           155,964           405,606
INCOME TAX EXPENSE(BENEFIT)                        (17,900)             65,900            54,100           145,750
                                                 ---------           ---------         ---------          --------

           Net income                           $  (30,348)         $  129,341        $  101,864          $259,856
                                                 =========           =========         =========           =======
PRIMARY:

     Earnings per share                         $  (.07)            $   .33           $   .23             $  .65
                                                 =========           =========         =========           =======
     Weighted average common shares
          outstanding                              426,274             396,420           433,600           401,934
                                                 =========           =========         =========           =======
FULLY DILUTED:
     Earnings per share                         $  (.07)             $   .33          $    .23            $  .64
                                                 =========            ========         =========           =======
     Weighted average common shares
          outstanding                              427,701             396,646           434,300           403,284
                                                 =========            ========         =========           =======
DIVIDENDS PER SHARE                             $   --               $  .50           $   --              $  .50
                                                 =========            ========         =========           =======

                              GUTHRIE SAVINGS, INC.
                      Consolidated Statements of Cash Flows

                                                                                  Six Months Ended September 30,
                                                                                    1996              1997
                                                                                  ------------      -----------
                                                                                   (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $   101,864       $   259,856
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                                                   18,170            15,796
        FHLB Stock dividend                                                           (19,700)          (22,600)
        Decrease (increase) in accrued interest receivable                                 79             8,975
        Increase (decrease) in accrued and deferred
           income taxes                                                               (19,901)           18,046
        Increase (decrease) in accrued expenses                                        (4,401)           17,914
        Accrued assessment of special SAIF insurance premium                          224,776                 0
        Amortization of premiums and discounts
            on investments and loans                                                    4,903               644
        Amortization of deferred gain on sale of real estate owned                     (1,940)           (3,972)
        Provision for losses on loans and real estate owned                               492             1,313
        Amortization related to ESOP and MSBP                                          20,225            12,545
        (Increase) decrease in other assets                                            (9,687)          (11,154)
                                                                                   -----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             314,880           297,363
                                                                                   ----------        ----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Net loan (originations) and principal payments
       on loans held for investment                                                   110,613        (1,433,440)
     Principal repayments on mortgage-backed securities-
       held to maturity                                                               764,534         1,606,004
     Acquisition of mortgage-backed investment securities-
       held to maturity                                                            (4,727,289)                0
     Acquisition of held to maturity investment securities                           (500,000)                0
     Maturity of held to maturity investment securities                             1,050,000         2,000,000
     Acquisition of fixed assets                                                       (7,142)           (2,052)
                                                                                   ----------        ----------

NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES                                                          (3,309,284)        2,170,512
                                                                                   ----------        ----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                           (1,951,857)          225,660
     Net increase (decrease) in escrow accounts                                        46,583            75,104
     Proceeds from FHLB advance                                                     7,900,000         6,000,000
     Repayments of FHLB advance                                                    (3,200,000)       (7,004,000)
     Cash dividend paid                                                              (222,740)                0
     Purchase of treasury stock                                                      (332,818)         (563,525)
                                                                                   ----------        -----------
NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES                                                         $ 2,239,168       $(1,266,761)
                                                                                   ----------        ----------


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                             $ (755,236)       $1,201,114
BEGINNING CASH AND CASH EQUIVALENTS                                                 1,402,109           522,829
                                                                                   ----------         ---------


ENDING CASH AND CASH EQUIVALENTS                                                   $  646,873        $1,723,943
                                                                                    =========         =========


SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest on deposits and advances                                          $  780,838       $   962,772
        Income taxes                                                                   74,000           127,703

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

         The results of operation for the six month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ending March 31, 1998.

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

3.       Investment Securities

         A summary of the Bank's investment securities as of March 31, 1997 and September 30, 1997 is as follows:

                                                                     Carrying Value                   Market Value
                                                               March 31,       September 30,          September 30,
                                                                 1997              1997                   1997
                                                         -----------------   ---------------          -------------
         Held-to-maturity:
           Bonds, notes and debentures:
             Government Agency Securities                     $ 8,700,000         $ 6,700,000           $ 6,657,212
                                                               ----------          ----------            ----------
                    Total held-to-maturity                    $ 8,700,000         $ 6,700,000           $ 6,657,212
                                                               ==========          ==========            ==========


         Available-for-sale:
           Debt securities:
             Government Agency Securities                     $ 1,500,000         $ 1,500,000           $ 1,443,972
             Net unrealized loss                                  (70,273)            (56,028)                    0
                                                               ----------          ----------            ----------
                                                                1,429,727           1,443,972             1,443,972
                                                               ----------          ----------            ----------
           Equity securities:
             Stock in Federal Home Loan Bank                      632,000             654,600               654,600
                                                               ----------          ----------            ----------
                                                                  632,000             654,600               654,600
                                                               ----------          ----------            ----------


                    Total available-for-sale                  $ 2,061,727         $ 2,098,572           $ 2,098,572
                                                               ==========          ==========            ==========


4.       Mortgage-Backed Securities

         All  of  the  Bank's  mortgage-backed   securities  are  classified  as
         held-to-maturity. A summary of the Bank's mortgage-backed securities as of March 31, 1997 and September 30, 1997 is as follows:

                                                                     Carrying Value
                                                                     --------------                   Market Value
                                                                March 31,       September 30,         September 30,
                                                                  1997              1997                   1997
                                                               ----------        -----------           ------------
         Mortgage-Backed Securities (Held-to-Maturity):
           GNMA-ARM's                                        $  3,114,748       $  2,864,242          $   2,927,465
           FNMA-ARM's                                             825,458            691,704                687,753
           FHLMC-ARM's                                          1,376,203          1,297,711              1,302,172
           FHLMC-fixed rate                                     1,380,450          1,325,956              1,338,086
           GNMA-fixed rate                                        388,642            351,831                366,547
           FNMA-fixed rate                                        684,623            649,135                637,441
            Collateralized mortgage obligation
              -Govt. Agency                                     5,383,306          4,366,846              4,402,637
                                                               ----------        -----------           ------------
                                                               13,153,430         11,547,425             11,662,101
           Unamortized premiums                                   127,799            118,780
           Unearned discounts                                      (7,831)            (8,730)
                                                               ----------        -----------
            Total Mortgage-Backed Securities
              (Held-to-Maturity)                              $13,273,398       $ 11,657,475          $  11,662,101
                                                               ==========        ===========           ============


5.       Loans Receivable, Net

         A summary of the Bank's loans receivable at March 31, 1997 and September 30, 1997 is as follows:

                                                                                 March 31,           September 30,
                                                                                   1997                   1997
                                                                                 ----------             ----------
         Mortgage loans:
           Secured by one to four family residences                             $17,273,266            $18,728,741
           Secured by other properties                                            1,958,081              1,768,149
           Construction loans                                                     1,790,945              2,096,600
           Other                                                                    579,276                551,740
                                                                                 ----------             ----------
                                                                                 21,601,568             23,145,230

         Less:
           Unearned discounts and loan fees                                         (72,996)               (72,496)
           Undisbursed loan proceeds                                               (641,971)            (1,222,428)
           Allowance for loan losses                                               (282,444)              (282,444)
                                                                                 ----------             ----------
                Total mortgage loans                                             20,604,157             21,567,862
                                                                                 ----------             ----------

         Consumer and other loans:
           Loans on deposits                                                        403,099                479,535
           Home equity and second mortgage                                        1,222,531              1,250,658
           Other                                                                  1,325,718              1,691,190
                                                                                 ----------             ----------
                                                                                  2,951,348              3,421,383
         Less:
           Allowances for loan losses                                               (94,248)               (85,273)
                                                                                 ----------             ----------

                    Total consumer and other loans                                2,857,100              3,336,110
                                                                                 ----------             ----------

         Net Loans Receivable                                                   $23,461,257            $24,903,972
                                                                                 ==========             ==========


         A summary of the Bank's allowance for loan losses for the periods indicated is as follows:

                                            Three Months Ended                    Six Months Ended
                                                September 30,                       September 30,
                                     ----------------------------------        ----------------------------
                                         1996                 1997               1996            1997
                                     -----------           ------------        ----------      ------------
         Balance, beginning             $385,602              $375,099          $391,189         $376,692
         Provision charged
           to operations                       7                   439               492            1,313
         Loans charged off,
           net of recoveries               4,182                (7,821)           (1,890)         (10,288)
                                      -----------            ---------          ---------       ---------

                                        $389,791              $367,717          $389,791         $367,717
                                        ========              ========          ========         ========


6. Real Estate Owned or in Judgement, Including In-Substance Foreclosures and Other Repossessed Property:


         As of September 30, 1997 and March 31, 1997 the Company has no real estate owned or other repossessed property.

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

         At September 30, 1997, the Bank had outstanding commitments to fund real estate loans of $264,000. This $264,000 in commitments is for two loans, $214,600 to fund a fixed rate construction loan at 7.75% in October 1997, the balance of $49,400 is for a fixed rate loan at 8.25% for a 30 year term.

8.       Earnings Per Share

         Earnings per share for the three and six months ended September 30, 1996 and 1997, was computed by dividing net income by the weighted average number of common shares outstanding, which is adjusted for unallocated shares acquired by the Employee Stock Ownership Plan, Treasury Stock repurchased, and other common stock equivalents.

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

         Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended September 30, 1997. The Bank is primarily engaged in the business of accepting deposits from the general public and using these funds to originate traditional real estate loans on one-to-four family dwellings along with consumer loans. When deposit inflows exceeds loan demand, the Bank will also purchase mortgage-backed securities and investment securities.


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

Results of Operations: Comparison of the three months ended September 30, 1996 and 1997 and the six months ended September 30, 1996 and 1997.


         Net income increased $159,689 or 526.19% from $(30,348) for the three months ended September 30, 1996 to $129,341 for the three months ended September 30, 1997. This increase was primarily the result of the special assessment to capitalize the SAIF insurance fund during the three months ended September 30, 1996.

         Net income increased $157,992 or 155.10% from $101,864 for the six months ended September 30, 1996 to $259,856 for the six months ended September 30, 1997. This increase is the result of the special assessment to capitalize the SAIF fund during the six months ended September 30, 1996.

         On September 30, 1996, President Clinton signed into law a bill that provided for a special assessment of SAIF insured institutions amounting to 65.7 basis points applied to the institutions deposit base measured as of March 31, 1995. The total amount of the special assessment for Guthrie Federal Savings Bank was $224,776, which was accrued as of September 30, 1996 and included in expense for the three and six months ended September 30, 1996. The after tax effect of the assessment was to reduce net income by approximately $147,000 for the three and six months ended September 30, 1996. Without the effect of the assessment net income would have been approximately $116,000 and $249,000 for the three and six months ended September 30, 1996, respectively. Earnings per share without the effect of the assessment would have been approximately $.27 and $.58 for the three and six months ended September 30, 1996, respectively. Capitalizing the insurance fund resulted in lowering future premiums for insurance on deposits.

         Net interest income before provision for losses on loans, for the three months ended September 30, 1997 decreased $11,613 or 2.53% compared to the three months ended September 30, 1996, from $459,206 to $447,593. This decrease was mainly due to increased costs of deposits and borrowings offset by an increase in interest on loans. Interest expense on deposits for the three months ended September 30, 1996 compared to the three months ended September 30, 1997 increased by $6,209 or 1.62%, due to a slight increase in certificate deposits. In addition to the increase in deposit interest expense there was an increase in interest expense on borrowed money of $26,537. This increase in interest expense on borrowed money was the result of the matching of spreads on new investments with additional borrowings. These spreads were matched with similar base rates and maturity dates to insure that the spread on earnings and cost were in place for the term of the securities. Components of total interest income changed due to related changes in the balance sheet structure. Interest income increased $21,133 due to an increase in loan origination activity.

         Net interest income for the six months ended September 30, 1997 decreased $7,818 or .86% from $907,150 for the six months ended September 30, 1996 to $899,332 for the six months ended September 30, 1997. Interest expense on deposits for the six months period decreased $9,549 or 1.23% from $775,322 for the six months ended September 30, 1996 to $765,773 for the six months ended September 30, 1997. This decrease in interest on deposits was offset by an increase in interest expense on borrowed money of $91,100 from $104,796 for the six months ended September 30, 1996 to $195,896 for the six months ended September 30, 1997. This increase in interest expense on borrowed money was for the same reason as stated above. Interest income increased $73,733 due to new purchases of mortgage backed securities and origination of new loans.

         Provision for loan losses increased from $7 for the three months ended September 30, 1996 to $439 for the three months ended September 30, 1997. This increase was based on management's evaluation of the adequacy of the allowance for loan losses.

         The provision for losses on loans increased for the six months ended September 30, 1997 $821 or 166.87% from $492 for the six months ended September 30, 1996 to $1,313 for the six months ended September 30, 1997. This increase was based on management's evaluation of the adequacy of the allowance for loan losses.

         Non-interest income increased $6,712 or 13.54% from $49,580 for the three months ended September 30, 1996 to $56,292 for the three months ended September 30, 1997. This increase was due to an increase in gain from real estate operations, a slight increase in other income due to loan fees from loan originations for a mortgage company, and an increase in service charges and late fee due to increased loan originations.

         Non-interest income for the six months ended September 30, 1997 was up $8,510 or 8.32%. This increase was due to amortization of the deferred gain on sales of real estate owned property, due to a loan pay off in the six months ended September 30, 1997. Also there was an increase in service charges and late fees during the six months ended September 30, 1997, due to loan fees from increased loan originations.

         Non-interest expense decreased $248,822 or 44.67% from $557,027 for the three months ended September 30, 1996 to $308,205 for the three months ended September 30, 1997. The primary source for the decrease in non-interest expense was due to the special assessment to capitalize the SAIF insurance fund during the three months ended September 30, 1996. The special SAIF assessment to capitalize the SAIF insurance fund was $224,776. The SAIF insurance assessment was reduced January 1, 1997 to approximately 6.4 basis points of deposits on an annual basis from the previous level of 23 basis points. Due to this decrease in assessment the premium for the three months ended September 30, 1996 compared to September 30, 1997 decreased 15,337 or 74.13% from $20,688 to $5,351.

         Non-interest expense for the six months ended September 30, 1997 was down $249,771 or 29.28% from that for the six months ended September 30, 1996. Non-interest expense decreased from $852,981 for the six month period ended September 30, 1996 to $603,210 for the six month period ended September 30, 1997. Compensation and related expenses were up 3.00% or $8,970. Federal insurance premiums were down $255,558 from $266,346 for the six months ended September 30, 1996 to $10,788 for the six months ended September 30, 1997 as discussed in the preceding paragraph.

         Income tax expense was a net benefit of $17,900 for the three months ended September 30, 1996 compared to expense of $65,900 for the same period in 1997. Income tax expense for the six months ended September 30, 1996 was $54,100 compared to $145,750 for the same period in 1997. The increase in income tax expense for both the three and six month periods ended September 30, 1997 resulted from an increase in pretax income largely attributable to the accrual of the special SAIF assessment during the prior year. Tax benefit attributable to the SAIF assessment was approximately $78,000 for the three and six months ended September 30, 1996.

Liquidity and Capital Resources:


         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U. S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that the bank maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Guthrie's liquidity ratio was 18.18% at September 30, 1997. Management manages its liquidity ratio to meet its funding needs for deposit outflows, loan principal disbursements, operating expenses, and disbursements of payments collected from borrowers for taxes and insurance. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

         The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. In addition the Bank may borrow funds from time to time from the Federal Home Loan Bank of Topeka. At September 30, 1997 the Bank had $0 borrowed on its line of credit from the Federal Home Loan Bank. The available line of credit currently is set at $3,000,000 with an adjustable interest rate. The Bank draws against the line to met current liquidity needs. Besides the line of credit the Bank has a fixed rate advance of $3,500,000 and $2,196,000 in adjustable rate advances at the Federal Home Loan Bank of Topeka outstanding at September 30, 1997.

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

         The Bank invests its excess funds in overnight deposits with the Federal Home Loan Bank of Topeka, which generally provides liquidity to meet lending requirements and savings withdrawal funding requirements. When warranted, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits, some of which may also qualify as liquid investments under current OTS regulations. At September 30, 1997 cash and cash equivalents were $1,723,943 up from $522,829 at March 31, 1997. The primary reason for this increase is due to investment securities and mortgage backed securities being called in. These excess funds are being used to fund new loan originations and pay off maturing advances.

         The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by OTS thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. These standards require financial institutions to have minimum regulatory capital equal to 1.5% of tangible assets; minimum core capital equal to 3.0% of adjusted tangible assets; and risk-based capital equal to 8.0% of risk-based assets. At September 30, 1997 the Bank's capital requirements and actual capital under the OTS regulations are as follows:



                                                Amount               Percent
                                           (thousands)             of Assets
         Tangible capital:
            Actual                            $ 6,457                 13.54%
            Required                              715                  1.50%
                                            ---------                -------
            Excess                            $ 5,742                  12.04%
                                            =========               ========

         Core capital:
            Actual                           $  6,457                 13.54%
            Required                            1,431                  3.00%
                                            ---------               --------
            Excess                           $  5,026                 10.54%
                                             ========               ========

         Risk-based capital:
            Actual                           $   6,713                32.73%
            Required                             1,641                 8.00%
                                            ----------              --------
            Excess                           $   5,072                24.73%
                                             =========               =======

                              GUTHRIE SAVINGS, INC.
                           Part II - Other Information




Item 1.  Legal Proceedings
             Not applicable

Item 2.  Changes in Securities
             Not applicable

Item 3.  Defaults upon Senior Securities
             Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
            The annual meeting was held July 22, 1997. The items  submitted to a vote of the stockholder's and the results of this vote were presented in the June 30, 1997 10-QSB.


 Item 5. Other Information
           Not applicable


Item 6.(a)Exhibit 11-Statement regarding computation of Earnings Per Share Included in exhibit 11 is detail on computation of earnings per share.

Item 6.(b)Reports on Form 8 - K
          Form 8-K (Item 7) was filed September 16, 1997. The report stated that the Registrant announced that its Board of Directors had declared a special cash dividend of $.50 per share to stockholders of record as of October 1, 1997. A press release dated September 17, 1997 was included as Exhibit 99.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GUTHRIE SAVINGS, INC.



Date November 07, 1997        By /s/William L. Cunningham
     -----------------           ------------------------
                                 William L. Cunningham
                                 President and Chief Executive Officer
                                 (Duly Authorized Representative)


Date November 07, 1997        By /s/Kimberly D. Walker
     -----------------           ----------------------
                                 Kimberly D. Walker
                                 Treasurer
                                 (Principal Financial and Accounting Officer)