Form 10QSB
period 1997-12-31
GUTHRIE SAVINGS INC
filed 1998-02-11
CIK 925533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934  For  the  transition  period  from           to
                                                      ---------    -----------

                         Commission File Number 0-24468

                              Guthrie Savings, Inc.
             (Exact name of registrant as specified in its charter)

                Oklahoma                               73-1452383
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

                               Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1998:
            $.01 par value common stock          417,457 shares
                       (Class)                    (Outstanding)

                            GUTHRIE SAVINGS, INC.


                                    INDEX


                                                                   Page Number

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Statements of Financial Condition as of March 31, 1997 and
        December 31, 1997  (unaudited)                                     1
        Statements of Income for the Three and Nine Months Ended
        December 31, 1996 and 1997 (unaudited)                             2
        Statement of Cash Flows for the Nine Months
        Ended December 31, 1996 and 1997 (unaudited)                     3-4
        Notes to Financial Statements                                    5-8

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       9-13

PART II - OTHER INFORMATION

   Item 1.    Legal Proceedings                                           14

   Item 2.    Changes in Securities                                       14

   Item 3.    Defaults in Senior Securities                               14

   Item 4.    Submission of matters to a vote of security holders         14

   Item 5.    Other Information                                           14

   Item 6(a)  Exhibits                                                    14

   Item 6(b)  Reports on Form 8-K                                         14

SIGNATURES                                                                15

                              GUTHRIE SAVINGS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                 Consolidated Statements of Financial Condition


                                                                                                      December 31,
                                                                                         March 31,        1997
           ASSETS                                                                          1997        (unaudited)
                                                                                      ------------    ------------
Cash and cash equivalents
   Interest bearing                                                                   $    311,624    $  1,721,833
   Non-interest bearing                                                                    211,205         360,392
Held-to-maturity investment securities                                                   8,700,000       5,400,000
Available-for-sale investment securities                                                 2,061,727       2,163,002
Mortgage-backed securities held to maturity                                             13,273,398      11,276,074
Loans receivable, net                                                                   23,461,257      25,028,556
Accrued income receivable                                                                  330,277         309,515
Real estate owned and other
  repossessed property, net                                                                      0          10,500
Office properties and equipment, net                                                       598,633         576,991
Prepaid expenses and other assets                                                           99,135         108,892

                                                                                      ------------    ------------


                                                                                      $ 49,047,256    $ 46,955,755
                                                                                      ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                                           $ 34,293,278    $ 34,969,259
   FHLB line of credit and advances                                                      6,700,000       4,196,000
   Advances from borrowers for taxes and insurance                                          32,830           4,787
   Deferred income                                                                          57,956          53,290
   Accrued expenses and other liabilities                                                   60,805          96,833
   Income taxes
     Deferred                                                                               79,531         101,625
     Current                                                                                17,816          50,913
                                                                                      ------------    ------------
                                                                                        41,242,216      39,472,707
                                                                                      ------------    ------------
Stockholders' Equity
   Preferred stock, $.01 par value; 1,000,000
     shares authorized, no shares outstanding                                                    0               0
   Common stock, $.01 par value; 3,000,000 shares
     authorized; 515,125 shares issued and outstanding                                       5,151           5,151
   Additional paid-in capital                                                            4,779,668       4,782,759
   Retained income (substantially restricted)                                            4,392,507       4,567,061
   Treasury Stock, at cost (64,766 shares at March 31,1997
     and 97,668 shares at December 31, 1997)                                              (881,996)     (1,445,521)
   Unamortized stock acquired by Employee Stock Ownership Plan                            (309,075)       (309,075)
   Unamortized stock acquired by Management Stock Bonus Plan                              (134,836)       (114,128)
   Net unrealized gain (loss) on available-for-sale securities                             (46,379)         (3,199)
                                                                                      ------------    ------------
           Total Stockholders' Equity                                                    7,805,040       7,483,048
                                                                                      ------------    ------------

                                                                                      $ 49,047,256    $ 46,955,755
                                                                                      ============    ============


                            GUTHRIE SAVINGS, INC.
                      Consolidated Statements of Income

                                                   Three Months Ended             Nine Months Ended
                                                      December 31,                   December 31,
                                                --------------------------    -------------------------
                                                   1996           1997           1996           1997
                                                -----------   ------------    -----------   -----------
                                                (Unaudited)   ( Unaudited)    (Unaudited)   (Unaudited)

INTEREST INCOME
   Interest on loans                           $   513,444    $   556,162    $ 1,560,833   $ 1,643,652
   Interest and dividends
     on investment securities                      187,626        145,840        579,951       503,317
   Interest on mortgage-
     backed securities                             203,372        188,736        550,926       604,769
                                               -----------    -----------    -----------   -----------
           Total interest income                   904,442        890,738      2,691,710     2,751,738
                                               -----------    -----------    -----------   -----------
INTEREST EXPENSE
   Deposits                                        380,973        390,200      1,156,295     1,155,973
   Borrowed money                                   97,866         64,380        202,662       260,276
                                               -----------    -----------    -----------   -----------
           Total interest expense                  478,839        454,580      1,358,957     1,416,249
                                               -----------    -----------    -----------   -----------


           Net interest income                     425,603        436,158      1,332,753     1,335,489
PROVISION FOR LOSSES
 ON LOANS                                                0          1,395            492         2,708
                                               -----------    -----------    -----------   -----------


           Net interest income
             after provision for loan losses       425,603        434,763      1,332,261     1,332,781
                                               -----------    -----------    -----------   -----------


NON-INTEREST INCOME
   Service charges and late fees                    39,157         48,520        123,628       139,078
   Other income                                      6,739          5,441         22,681        21,715
   Gain (Loss) from sale of investments             46,376              0         46,376             0
   Gain (Loss) from real estate operations            (815)        (2,222)         1,059         1,744
                                               -----------    -----------    -----------   -----------
                                                    91,457         51,739        193,744       162,537
                                               -----------    -----------    -----------   -----------


NON-INTEREST EXPENSE
   Compensation and related expenses               161,419        165,580        460,533        473,664
   Occupancy expense                                17,159         19,558         49,206        48,718
   Professional fees                                24,914         17,191         92,962        81,863
   Federal insurance premium                        20,942          5,401         61,855        16,189
   SAIF special assessment                               0              0        225,433             0
   Data processing                                  19,841         19,686         62,995        63,753
   Bank charges                                     14,401         12,967         43,816        39,231
   Other expense                                    48,702         52,025        163,559       172,199
                                               -----------    -----------    -----------   -----------
                                                   307,378        292,408      1,160,359       895,617
                                               -----------    -----------    -----------   -----------
           Income before income taxes              209,682        194,094        365,646       599,701
INCOME TAX EXPENSE(BENEFIT)                         71,000         70,050        125,100       215,800
                                               -----------    -----------    -----------   -----------

           Net income                          $   138,682    $   124,044    $   240,546   $   383,901
                                               ===========    ===========    ===========   ===========

BASIC:

   Earnings per share                          $       .34    $       .33    $       .58   $      1.01
                                               ===========    ===========    ===========   ===========
   Weighted average common shares
        outstanding                                408,881        377,181        417,238       381,227
                                               ===========    ===========    ===========   ===========
DILUTED:
   Earnings per share                          $       .33    $       .32    $       .57   $       .98
                                               ===========    ===========    ===========   ===========
   Weighted average common shares
        outstanding                                414,172        389,850        420,734       392,941
                                               ===========    ===========    ===========   ===========
DIVIDENDS PER SHARE                            $      --      $      --      $      --     $       .50
                                               ===========    ===========    ===========   ===========

                                     Page 2

                              GUTHRIE SAVINGS, INC.
                      Consolidated Statements of Cash Flows

                                                                        Nine Months Ended December 31,
                                                                     --------------------------------------
                                                                         1996                     1997
                                                                     ------------              ------------
                                                                      (Unaudited)               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $   240,546               $   383,901
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                        27,580                    23,694
      FHLB Stock dividend                                                (29,600)                  (36,000)
      Decrease (increase) in accrued interest receivable                  20,791                    20,762
      Increase (decrease) in accrued and deferred
        income taxes                                                      13,175                    33,096
      Increase (decrease) in accrued expenses                             18,932                    36,028
      Amortization of premiums and discounts
        on investments and loans                                           8,614                     2,228
      Amortization of deferred gain on sale of real estate owned          (2,534)                   (4,666)
      Provision for losses on loans and real estate owned                    492                     2,708
      Amortization related to ESOP and MSBP                               30,338                    23,182
      (Increase) decrease in other assets                                 13,885                    (9,757)
                                                                     -----------               -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                342,219                   475,176
                                                                     -----------               -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Net loan (originations) and principal payments
     on loans held for investment                                         31,290                (1,573,540)
   Principal repayments on mortgage-backed securities-
     held to maturity                                                  1,067,839                 1,980,837
   Acquisition of mortgage-backed investment securities-
     held to maturity                                                 (5,227,289)                        0
   Acquisition of held to maturity investment securities                (500,000)                 (500,000)
   Maturity of held to maturity investment securities                  1,550,000                 3,800,000
   Sale of available for sale securities                                  55,000                         0
   Acquisition of fixed assets                                            (7,825)                   (2,052)

                                                                     -----------               -----------
NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES                                             (3,030,985)                3,715,245
                                                                     -----------               -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                (2,530,177)                  673,273
   Net increase (decrease) in escrow accounts                            (49,997)                  (28,043)
   Proceeds from FHLB advance                                          9,400,000                 8,300,000
   Repayments of FHLB advance                                         (3,700,000)              (10,804,000)
   Cash dividend paid                                                   (222,740)                 (208,730)
   Purchase of treasury stock                                           (451,918)                 (563,525)
                                                                     -----------               -----------
NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES                                            $ 2,445,168               $(2,631,025)
                                                                     -----------               -----------



NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               $ (243,598)         $1,559,396
BEGINNING CASH AND CASH EQUIVALENTS                   1,402,109             522,829
                                                     ----------          ----------

ENDING CASH AND CASH EQUIVALENTS                     $1,158,511          $2,082,225
                                                     ==========          ==========


SUPPLEMENTAL DISCLOSURES
      Cash paid for:
      Interest on deposits and advances              $1,158,668          $1,417,814
      Income taxes                                      111,925             182,703
      Transfers from loans to real estate acquired
           through foreclosure                           17,500              10,500


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

      The results of operation for the nine month period ended December 31, 1997 are not necessarily indicative of the results which may be expected for the year ending March 31, 1998.

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

3.    Investment Securities


      A summary of the Bank's investment securities as of March 31, 1997 and December 31, 1997 is as follows:

                                                                              Carrying Value
                                                                         -------------------------  Market Value
                                                                           March 31,   December 31,  December 31,
                                                                             1997          1997         1997
                                                                         -----------    ----------   -----------

      Held-to-maturity:
        Bonds, notes and debentures:
          Government Agency Securities                                   $ 8,700,000    $ 5,400,000    $ 5,391,174
                                                                         -----------    -----------    -----------
                 Total held-to-maturity                                  $ 8,700,000    $ 5,400,000    $ 5,391,174
                                                                         ===========    ===========    ===========

            Available-for-sale:
              Debt securities:
                Government Agency Securities                             $ 1,500,000    $ 1,500,000    $ 1,495,002
                Net unrealized loss                                          (70,273)        (4,998)             0
                                                                         -----------    -----------    -----------
                                                                           1,429,727      1,495,002      1,495,002
                                                                         -----------    -----------    -----------
             Equity securities:
                Stock in Federal Home Loan Bank                              632,000        668,000        668,000
                                                                         -----------    -----------    -----------
                                                                             632,000        668,000        668,000
                                                                         -----------    -----------    -----------

                       Total available-for-sale                          $ 2,061,727    $ 2,163,002    $ 2,163,002
                                                                         ===========    ===========    ===========

      4.    Mortgage-Backed Securities

            All of the Bank's mortgage-backed securities are classified as held-to-maturity. A summary of the Bank's mortgage-backed securities as of March 31, 1997 and December 31, 1997 is as follows:


                                                                 Carrying Value
                                                           -----------------------------    Market Value
                                                             March 31,      December 31,    December 31,
                                                               1997             1997            1997
                                                           ------------    -------------  ---------------
          Mortgage-Backed Securities (Held-to-Maturity):
            GNMA-ARM's                                     $  3,114,748    $  2,722,653   $   2,782,157
            FNMA-ARM's                                          825,458         648,134         647,323
            FHLMC-ARM's                                       1,376,203       1,259,163       1,272,935
            FHLMC-fixed rate                                  1,380,450       1,286,632       1,331,937
            GNMA-fixed rate                                     388,642         329,134         343,957
            FNMA-fixed rate                                     684,623         568,945         569,848
            Collateralized mortgage obligation
              -Govt. Agency                                   5,383,306       4,357,931       4,511,701
                                                           ------------    ------------   -------------
                                                             13,153,430      11,172,592      11,459,858
            Unamortized premiums                                127,799         111,734
            Unearned discounts                                   (7,831)         (8,252)
                                                           ------------    ------------   -------------
            Total Mortgage-Backed Securities
              (Held-to-Maturity)                           $ 13,273,398    $ 11,276,074    $ 11,459,858
                                                           ============    ============   =============

5.    Loans Receivable, Net

      A summary of the Bank's loans receivable at March 31, 1997 and December 31, 1997 is as follows:

                                                   March 31,       December 31,
                                                     1997             1997
                                                  -----------     -------------
      Mortgage loans:
        Secured by one to four family residences  $17,273,266     $18,414,047
        Secured by other properties                 1,958,081       1,728,274
        Construction loans                          1,790,945       2,111,200
        Other                                         579,276         597,202
                                                  -----------     -----------
                                                   21,601,568      22,850,723

      Less:
        Unearned discounts and loan fees              (72,996)        (73,528)
        Undisbursed loan proceeds                    (641,971)     (1,088,604)
        Allowance for loan losses                    (282,444)       (273,255)
                                                  -----------     -----------
             Total mortgage loans                  20,604,157      21,415,336
                                                  -----------     -----------

      Consumer and other loans:
        Loans on deposits                             403,099         510,107
        Home equity and second mortgage             1,222,531       1,183,878
        Other                                       1,325,718       2,004,507
                                                  -----------     -----------
                                                    2,951,348       3,698,492
      Less:
        Allowances for loan losses                    (94,248)        (85,272)
                                                  -----------     -----------

                 Total consumer and other loans     2,857,100       3,613,220

      Net Loans Receivable                        $23,461,257     $25,028,556
                                                  ===========     ===========


      A summary of the Bank's allowance for loan losses for the periods indicated is as follows:


                              Three Months Ended       Nine Months Ended
                                 December 31,             December 31,
                           -----------------------    ----------------------
                               1996         1997        1996          1997
                           -----------   ---------    ---------    ---------
      Balance, beginning    $ 389,791    $ 367,717    $ 391,189    $ 376,692
      Provision charged
        to operations               0        1,395          492        2,708
      Loans charged off,
        net of recoveries      (3,403)     (10,585)      (5,293)     (20,873)
                            ---------    ---------    ---------    ---------

                            $ 386,388    $ 358,527    $ 386,388    $ 358,527
                            =========    =========    =========    =========

6.    Real Estate Owned or in Judgement, and Other Repossessed Property:

                                               March 31,          December 31,
                                                 1997                 1997
                                               ----------        -------------
      Real estate acquired by foreclosure       $     0             $10,500
      Other repossed assets                           0                   0
      Allowance for loss                              0                   0
                                                -------             -------

                            Total               $     0             $10,500
                                                =======             =======



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

      At December 31, 1997, the Bank had no outstanding commitments to fund real estate loans.

8.    Earnings Per Share

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (potential common stock) were exercised or converted to common stock. For the periods presented potential common stock includes outstanding stock options and nonvested stock awarded under the Management Stock Bonus Plan.

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

      Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended December 31, 1997. The Bank is primarily engaged in the business of accepting deposits from the general public and using these funds to originate traditional real estate loans on one-to-four family dwellings along with consumer loans. When deposit inflows exceeds loan demand, the Bank will also purchase mortgage-backed securities and investment securities.


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

Results of Operations: Comparison of the three months ended December 31, 1996 and 1997 and the nine months ended December 31, 1996 and 1997.


      Net income decreased $14,638 or 10.56% from $138,682 for the three months ended December 31, 1996 to $124,044 for the three months ended December 31, 1997. This decrease was primarily the result of the gain on the sale of the U.S. Savings League Stock during the quarter ended December 31, 1996.

      Net income increased $143,355 or 59.60% from $240,546 for the nine months ended December 31, 1996 to $383,901 for the nine months ended December 31, 1997. This increase is the result of the special assessment to capitalize the SAIF fund during the nine months ended December 31, 1996, offset by the gain on the sale of the U.S. Savings League Stock for the same period.

      On September 30, 1996, President Clinton signed into law a bill that provided for a special assessment of SAIF insured institutions amounting to 65.7 basis points applied to the institutions deposit base measured as of March 31, 1995. The total amount of the special assessment for Guthrie Federal Savings Bank was $224,776, which was accrued as of September 30, 1996 and included in expense for the nine months ended December 31, 1996. The after tax effect of the assessment was to reduce net income by approximately $147,000 for the nine months ended December 31, 1996. Without the effect of the assessment net income would have been approximately $387,000 for the nine months ended December 31, 1996. Earnings per share without the effect of the assessment would have been approximately $.89 for the nine months ended December 31, 1996. Capitalizing the insurance fund resulted in lowering future premiums for insurance on deposits.

     Net interest income before provision for losses on loans, for the three months ended December 31, 1997 increased $10,555 or 2.48% compared to the three months ended December 31, 1996, from $425,603 to $436,158. This increase was mainly due to an increase in interest on loans offset by increased cost of deposits. Interest income on loans increased $42,718 or 8.32% for the quarter ended December 31, 1997 due to an increase in loan originations. Interest expense on deposits for the three months ended December 31, 1996 compared to the three months ended December 31, 1997 increased by $9,227 or 2.43% due to slight increase in certificate deposits. Interest income on investments and mortgage backed securities decreased $56,422 or 14.43% due to securities maturing or being called. This decrease in investment interest income was offset by a decrease in interest expense on borrowed money of $33,486. Borrowings were paid down as securities matured or were called.

      Net interest income before provision for losses on loans, for the nine months ended December 31, 1997 increased $2,736 or .21% from $1,332,753 for the nine months ended December 30, 1996 to $1,335,489 for the nine months ended December 30, 1997. Interest expense on deposits for the nine months period decreased $322 from $1,156,295 for the nine months ended December 31, 1996 to $1,155,973 for the nine months ended December 31, 1997. This decrease in interest on deposits was offset by an increase in interest expense on borrowed money of $57,614 from $202,662 for the nine months ended December 31, 1996 to $260,276 for the nine months ended December 31, 1997. This increase in interest expense on borrowed money was the result of the matching of spreads on new investments with additional borrowings. Interest income increased $60,028 due to new purchases of mortgage backed securities and origination of new loans.

      Provision for loan losses increased from $0 for the three months ended December 31, 1996 to $1,395 for the three months ended December 31, 1997. This increase was based on management's evaluation of the adequacy of the allowance for loan losses.

      The provision for losses on loans increased for the nine months ended December 31, 1997 $2,216 or 450.41% from $492 for the nine months ended December 31, 1996 to $2,708 for the nine months ended December 31, 1997. This increase was based on management's evaluation of the adequacy of the allowance for loan losses.

      Non-interest income decreased $39,718 or 43.43% from $91,457 for the three months ended December 31, 1996 to $51,739 for the three months ended December 31, 1997. This decrease was primarily due to a gain on sale of U.S. Savings League Stock of $46,376 in the quarter ended December 31, 1996. There was an increase in service charges and late fees of $9,363, during the three months ended December 31, 1997 compared to the three months ended December 31, 1996, due to loan fees from increased loan originations.

      Non-interest income for the nine months ended December 31, 1997 was down $31,207 or 16.11% from $193,744 for the nine months ended December 31, 1996 to $162,537 for the nine months ended December 31, 1997, for the same reasons as noted above.

      Non-interest expense decreased $14,970 or 4.87% from $307,378 for the three months ended December 31, 1996 to $292,408 for the three months ended December 31, 1997. The primary source for the decrease in non-interest expense was the reduction in the SAIF insurance assessment. The SAIF insurance assessment was reduced January 1, 1997 to approximately 6.4 basis points of deposits on an annual basis from the previous level of 23 basis points. Due to the decrease in assessment the premium for the three months ended December 31, 1996 compared to December 31, 1997 decreased $15,541 or 74.20% from $20,942 to $5,401.

      Non-interest expense for the nine months ended December 31, 1997 was down $264,742 or 22.82% from that for the nine months ended December 31, 1996. Non-interest expense decreased from $1,160,359 for the nine month period ended December 31, 1996 to $895,617 for the nine month period ended December 31, 1997. The primary source for the decrease in non-interest expense was due to the special assessment to capitalize the SAIF insurance fund during the nine months ended December 31, 1996. The SAIF insurance assessment was reduced January 1, 1997 as stated above. Due to this decrease in assessment the premium for the nine months ended December 31, 1996 compared to December 31, 1997 decreased $45,666 or 73.83% from $61,855 to $16,189.

      Income tax expense decreased $950 or 1.34% from $71,000 for the three months ended December 31, 1996 to $70,050 for the three months ended December 31, 1997. Income tax expense for the nine months ended December 31, 1996 was $125,100 compared to $215,800 for the same period in 1997. The increase in income tax expense for the nine month period ended December 31, 1997 resulted from an increase in pretax income largely attributable to the accrual of the special SAIF assessment during the prior year. Tax benefit attributable to the SAIF assessment was approximately $78,000 for the nine months ended December 31, 1996.

Earnings Per Share:

      Effective with the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. The Statement is to be applied to financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Statement requires restatement of all prior-period earnings per share (EPS) data presented.

      FAS No. 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic EPS excluded dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. Diluted EPS is computed similarly to the previously presented fully diluted earnings per share.


Liquidity and Capital Resources:


      The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U. S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that the bank maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Guthrie's liquidity ratio was 17.37% at December 31, 1997. Management manages its liquidity ratio to meet its funding needs for deposit outflows, loan principal disbursements, operating expenses, and disbursements of payments collected from borrowers for taxes and insurance. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

      The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. In addition the Bank may borrow funds from time to time from the Federal Home Loan Bank of Topeka. At December 31, 1997 the Bank had $0 borrowed on its line of credit from the Federal Home Loan Bank. The available line of credit currently is set at $3,000,000 with an adjustable interest rate. The Bank draws against the line to met current liquidity needs. Besides the line of credit the Bank has a fixed rate advance of $2,000,000 and $2,196,000 in adjustable rate advances at the Federal Home Loan Bank of Topeka outstanding at December 31, 1997.

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

      The Bank invests its excess funds in overnight deposits with the Federal Home Loan Bank of Topeka, which generally provides liquidity to meet lending requirements and savings withdrawal funding requirements. When warranted, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits, some of which may also qualify as liquid investments under current OTS regulations. At December 31, 1997 cash and cash equivalents were $2,082,225 up from $522,829 at March 31, 1997. The primary reason for this increase is due to investment securities and mortgage backed securities being called in. These excess funds are being used to fund new loan originations and pay off maturing advances.

      The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by OTS thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. These standards require financial institutions to have minimum regulatory capital equal to 1.5% of tangible assets; minimum core capital equal to 3.0% of adjusted tangible assets; and risk-based capital equal to 8.0% of risk-based assets. At December 31, 1997 the Bank's capital requirements and actual capital under the OTS regulations are as follows:



                                       Amount            Percent
                                     (thousands)        of Assets
            Tangible capital:
               Actual                   $6,596            14.11%
               Required                    701             1.50%
                                        ------            -----
               Excess                   $5,895            12.61%
                                        ======            =====

            Core capital:
               Actual                   $6,596            14.11%
               Required                  1,402             3.00%
                                        ------            -----
               Excess                   $5,194            11.11%
                                        ======            =====

            Risk-based capital:
               Actual                   $6,847            33.28%
               Required                  1,646             8.00%
                                        ------            -----
            Excess                      $5,201            25.28%
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

Item 6.(b)  Reports on Form 8 - K
            Not applicable

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GUTHRIE SAVINGS, INC.



Date February 09, 1998        By /s/William L. Cunningham
     -----------------           ------------------------------
                                          William L. Cunningham
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


Date February 09, 1998        By /s/Kimberly D. Walker
     -----------------           ------------------------------
                                          Kimberly D. Walker
                                          Treasurer
                                          (Principal Financial and Accounting
                                             Officer)