Form 10KSB
period 1998-03-31
GUTHRIE SAVINGS INC
filed 1998-06-25
CIK 925533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the fiscal year ended   March 31, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from              to             .
                                      ------------    ------------

Commission File No. 0-24468

                              GUTHRIE SAVINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Oklahoma                                                         73-1452383
---------------------------------------------                 ------------------
(State or Other Jurisdiction of Incorporation                  I.R.S. Employer
or Organization)                                              Identification No.

120 North Division, Guthrie, Oklahoma                              73044
---------------------------------------                       ------------------
(Address of Principal Executive Offices                          (Zip Code)

Issuer's Telephone Number, Including Area Code:        (405) 282-2201
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $3.9 million

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on an estimate of the average bid and asked price of the registrant's Common Stock on June 10, 1998, was $5.35 million (estimated at $18 per share multiplied by 297,391 shares of Common Stock).

         As of June 10, 1998, there were issued and outstanding 417,457 shares of the registrant's Common Stock.

         Transition Small Business Disclosure Format (check one):
YES      NO  X

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended March 31, 1998. (Part II)
     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended March 31, 1998. (Part III)

         Guthrie Savings, Inc. (the "Company") may from time to time make written or oral "forward- looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1.  Business
-----------------

Business of the Company

         The Company is an Oklahoma-chartered corporation organized in May 1994 at the direction of Guthrie Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from the mutual to stock form. On October 11, 1994, the Association completed its conversion and changed its name to Guthrie Federal Savings Bank (the "Bank") and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided the Bank retains a specified amount of its assets in housing-related investments. At March 31, 1998, the Company had total consolidated assets of $48.6 million and stockholders' equity of $7.5 million.

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

         For over 90 years, the Bank has focused on serving its customers. These customers are located in the Oklahoma communities of Guthrie and surrounding communities in Logan County, and to a lesser extent, the cities of Kingfisher and Stillwater and parts of the Oklahoma counties of Payne, Kingfisher, and Oklahoma. The Bank is one of five local thrifts and commercial banks serving Logan County. Guthrie must also compete with credit unions and mortgage banking companies located outside of Logan County.

         The Bank encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Competition comes primarily from five savings institutions and commercial banks with offices in Logan County. In addition, the Bank competes with credit unions and mortgage banking companies that operate in Logan County. Due to their size, many of the Bank's competitors possess greater financial and marketing resources. The Bank competes for savings accounts by offering depositors competitive interest rates and a high level of personal service.

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

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                                                    1997                            1998
                                                        -----------------------------   ---------------------------
                                                              $               %                $              %
                                                        -----------     -------------   --------------   ----------
Type of Loan:
-------------
Real estate loans:
  Construction.......................................       $ 1,791            7.64%          $ 2,098         8.18%
  Residential........................................        18,154           77.38            19,568        76.27
  Non-residential....................................         1,657            7.06             1,763         6.87
  Second mortgage and other equity...................         1,223            5.21             1,267         4.94
Consumer loans:
  Savings account....................................           403            1.72               560         2.18
  Automobile.........................................           998            4.25             1,457         5.68
  Other..............................................           327            1.39               466         1.82
                                                             ------          ------            ------       ------
    Gross loans......................................        24,553          104.65            27,179       105.94
Less:
  Loans in process...................................          (642)           (2.74)          (1,098)        (4.28)
  Deferred loan origination fees and costs...........           (73)           (0.31)             (73)        (0.28)
  Allowance for loan losses..........................          (377)           (1.60)            (353)        (1.38)
                                                             ------          -------           ------       -------
Total loans, net.....................................       $23,461          100.00%          $25,655       100.00%
                                                             ======          ======            ======       ======

Type of Security:
-----------------
Residential real estate:
    1-4 family.......................................       $20,288           86.48%          $21,961        85.60%
    Other dwelling units.............................           301            1.29               244          .95
    Land.............................................           579            2.47               728         2.84
Non-residential......................................         1,657            7.06             1,763         6.87
Savings accounts.....................................           403            1.72               560         2.18
Automobiles..........................................           998            4.25             1,457         5.68
Other................................................           327            1.39               466         1.82
Less:
  Loans in process...................................          (642)          (2.74)           (1,098)       (4.28)
  Deferred loan origination fees and costs...........           (73)           (.31)              (73)       (0.28)
  Allowance for loan losses..........................          (377)          (1.61)             (353)       (1.38)
                                                             ------          ------            ------       ------
    Total loans, net.................................       $23,461          100.00%          $25,655       100.00%
                                                             ======          ======            ======       ======

                                        4

Loan Maturity Tables

         The following table sets forth the maturity of the Company's loan portfolio at March 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $5.2 million and $6.2 million for the years ended March 31, 1997 and 1998, respectively. All mortgage loans are shown as maturing based on contractual maturities.

                                                                Other
                                           1-4 Family        Residential,
                                          Real Estate           Land,
                                            Mortgage          Commercial        Construction      Consumer              Total
                                            --------          ----------        ------------      --------              -----
                                                                             (In Thousands)
Non-performing                              $   200             $   --             $   --           $    4            $   204
Amounts Due:
1 Year or less..................                 71                 40              1,969              814              2,894

After 1 year:
  1 to 5 years..................                997                143                129            1,553              2,822
  Over 5 years..................             18,839              2,308                 --              112             21,259
                                             ------              -----              -----            -----             ------


Total due after one year........             19,836              2,451                129            1,665             24,081
                                             ------              -----              -----            -----             ------

Total amount due................            $20,107             $2,491             $2,098           $2,483            $27,179
                                             ======              =====             ======            =====             ======

Less:
Allowance for loan loss.........                                                                                         (353)
Loans in process................                                                                                       (1,098)
Deferred loan fees..............                                                                                          (73)
  Loans receivable, net.........                                                                                      $25,655
                                                                                                                       ======

         The following table sets forth the dollar amount of all loans due after March 31, 1999 which have pre-determined fixed interest rates or which have floating or adjustable interest rates.

                                                                          Floating or
                                                                           Adjustable
                                                Fixed Rates                   Rates               Total
                                                -----------                   -----               -----
                                                                         (In Thousands)
One- to four-family..................             $11,410                    $8,426             $19,836
Other residential, land
  and commercial.....................               1,433                     1,018               2,451
Construction.........................                 129                        --                 129
Consumer.............................               1,665                        --               1,665
                                                   ------                     -----               -----
  Total..............................             $14,637                    $9,444             $24,081
                                                   ======                     =====              ======


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

         Second Mortgage Loans. The Bank makes loans on real estate secured by secondary, or junior, mortgages. Secondary mortgage loans possess greater risk than primary mortgage loans since the security underlying the second mortgage loan must first be used to satisfy the obligation under the primary mortgage loan. The Bank's lending policies for second mortgage loans secured by one- to four-family residences are similar to those used for residential loans, including the required loan-to-value ratio. The Bank does not currently originate any second mortgage loans outside its primary market area.

         Land Loans. The Bank makes loans secured by undeveloped land, in amounts up to 65% of the appraised value of the land. The loans are primarily secured by lots in the Bank's primary market area. Although those loans are generally considered to be of a higher credit risk than home loans, the Bank has not experienced a high rate of delinquencies.

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

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. At March 31, 1998, the largest commercial real estate loan was secured by a health care facility and had a balance of $528,000 and was current.

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

         Loan Purchases and Sales. The Bank did not sell or purchase loans during the year ended March 31, 1997. During the year ended March 31, 1998, the Bank purchased no loans and sold $679,000 of loans. The Bank primarily sold 15- and 30-year fixed rate loans during the year ended March 31, 1998. Rather than sell loans, the Bank also offers 30-year fixed rate mortgage loans that are underwritten by correspondent banks and mortgage banking companies. The Bank has generally not purchased loans during the past five years.

         Loan Commitments. The Bank issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitment requires acceptance within 10 days of the date of issuance. For commercial real estate loans or commercial loans in general, the commitment is issued for approximately 10 days and must be closed within 30 days of issuance. Commitments for consumer loans expire 30 days after issuance. At March 31, 1998, the Bank had $220,500 in commitments to originate mortgage loans. Also, at March 31, 1998, the Bank had a $57,600 commitment to sell a loan not yet originated.

         Loan Processing Fees. In addition to interest earned on loans, the Bank recognizes service charges that consist primarily of late charges. The Bank recognized loan processing fees of $15,000, and $12,000 for the years ended March 31, 1997, and 1998, respectively.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, under certain circumstances.

         Loan Delinquencies. Loans are reviewed on a continual basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

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

                                                                                                  At March 31,
                                                                                             -----------------------
                                                                                              1997             1998
                                                                                             -------         -------
                                                                                                (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units...................................           $   301        $   200
  All other mortgage loans........................................................                86             --
Non-mortgage loans:
  Commercial......................................................................                 0             --
  Consumer........................................................................                32              4
                                                                                              ------         ------
Total.............................................................................           $   419        $   204
                                                                                              ======         ======

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units...................................           $     0        $     0
  All other mortgage loans........................................................                 0              0
                                                                                              ------         ------
Total.............................................................................           $     0        $     0
                                                                                              ======         ======
Total non-accrual and accrual loans...............................................           $   419        $   204
                                                                                              ======         ======
Real estate owned.................................................................           $     0        $    11
                                                                                              ======         ======
Total nonperforming assets........................................................           $   419        $   215
                                                                                              ======         ======
Total non-accrual and accrual loans to net loans..................................              1.79%           .80%
                                                                                              ======        =======
Total non-accrual and accrual loans to total assets...............................               .85%           .42%
                                                                                              ======        =======
Total nonperforming assets to total assets........................................               .85%           .44%
                                                                                              ======        =======

         Interest income that would have been recorded on renegotiated loans and loans accounted for on a non-accrual basis under the original terms of such loans was $48,000 and $21,600 for the years ended March 31, 1997 and 1998, respectively. Amounts foregone and not included in the Bank's interest income for the years ended March 31, 1997 and 1998 totalled $4,500 and $7,300, respectively.

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

         The Bank held $10,500 in real estate owned at March 31, 1998.

         Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended March 31, 1997 and 1998, the Bank charged $1,000 and $3,000, respectively, to the provision for loan losses and $0 and $0, respectively, to the provision for losses on real estate owned and other repossessed assets.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that significant additional provisions for losses will not be required.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                        At March 31,
                                             -------------------------------------------------------------------
                                                           1997                               1998
                                             ---------------------------------   -------------------------------
                                                                 Percent of                        Percent of
                                                                Loans in Each                     Loans in Each
                                                                 Category to                       Category to
                                                    Amount       Total Loans         Amount        Total Loans
                                                    ------       -----------         ------        -----------
                                                                   (Dollars in Thousands)

Residential real estate...................           $256             86.21%           $247             84.38%
Commercial real estate....................             27              6.75              26              6.48
Consumer..................................             94              7.04              80              9.14
                                                      ---            ------             ---            ------

Total.....................................           $377            100.00%           $353            100.00%
                                                      ===            ======             ===            ======



         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                                                    At March 31,
                                                                                           -----------------------------
                                                                                             1997                1998
                                                                                           --------            ---------
                                                                                            (Dollars in Thousands)
Total loans outstanding, net..................................................             $ 23,461             $25,655
                                                                                            =======              ======
Average loans outstanding.....................................................             $ 22,895             $24,619
                                                                                            =======              ======

Allowance balances (at beginning of period)...................................                  391                 377

Provision (credit):
  Residential.................................................................                    0                   0
  Consumer....................................................................                    1                   3
                                                                                            -------              ------
                                                                                                  1                   3
                                                                                            -------              ------
Charge-offs:
  Residential.................................................................                   (5)                 (9)
  Consumer....................................................................                  (24)                (25)
                                                                                            -------              ------
                                                                                                (29)                (34)
                                                                                            -------              ------
Recoveries:
   Residential................................................................                    0                   0
  Consumer....................................................................                   14                   7
                                                                                            -------              ------
                                                                                                 14                   7
                                                                                            -------              ------
Net (charge-offs) recoveries..................................................                  (15)                (27)
                                                                                            -------              ------
Allowance balance (at end of period)..........................................             $    377             $   353
                                                                                            =======              ======
Allowance for loan losses as a percent of total loans
  outstanding, net............................................................                 1.61%               1.38%

Net loans charged off as a percent of average loans
  outstanding.................................................................                 0.07%               0.11%


         The following table sets forth information with respect to the Bank's allowance for losses on real estate owned and other repossessed assets at the dates indicated:

                                                                                            At March 31,
                                                                                    ----------------------------
                                                                                      1997                1998
                                                                                    --------            --------
                                                                                       (Dollars in Thousands)
Total real estate owned and other
  repossessed assets, net...........................................                 $   0              $    11
                                                                                      ====               ======

Allowance balances-beginning........................................                 $   0              $     0
Provision...........................................................                     0                    0
Net charge-offs.....................................................                     0                    0
                                                                                      ----                -----
Allowance balances - ending.........................................                 $   0              $     0
                                                                                      ====                =====

Allowance for losses on real estate owned and
  other repossessed assets to net real estate
  owned and other repossessed assets................................                     0%                   0%
                                                                                      ====                =====


Mortgage-Backed Securities and Investment Activities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At March 31, 1998, the Bank had an investment portfolio of approximately $6.1 million, consisting primarily of U.S. government agency obligations, U.S. Treasury securities, and FHLB stock, as permitted by the OTS regulations. The Bank has found its level of investment securities has increased in recent years as a result of repayments and prepayments on loans and mortgage-backed securities exceeding loan demand. The Bank has invested in mortgage-backed securities to offset this excess liquidity principally in Government National Mortgage Association ("GNMA") ARMs, Federal National Mortgage Association ("FNMA") ARMs, and FHLMC ARMs.

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

         The market value of investments and mortgage-backed securities held to maturity at March 31, 1998, was $3.9 million and $12.7 million, respectively, resulting in a net unrealized loss on investments held to maturity at such date of $7,000 and a net realized gain on mortgage-backed securities held-to-maturity of $129,000 at such date. The Bank anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. The Bank will continue to seek high quality investments with short to intermediate maturities and duration from one to five years. At March 31, 1998, the securities classified as available for sale had a carrying value of $2.2 million net of an unrealized loss of $6,000.

         The Revenue Reconciliation Act of 1993 added a Section 475 to the Internal Revenue Code. Section 475 is a mark-to-market tax provision that is different from SFAS No. 115. The term "securities" in the tax statute includes not just traditional debt and equity securities, but mortgages as well. Section 475 and the temporary regulations issued thereunder apply to "dealer" institutions that regularly buy or sell more than a nominal amount of securities in the ordinary course of a trade or business. Section 475 requires the Bank to identify securities held for sale within the meaning of the tax code and include unrealized gains or losses on related security transactions with its fiscal tax return. The tax reporting of unrealized gains and losses on securities held for sale as defined by Section 475 and the related regulations, if different from SFAS No. 115, is a temporary difference as defined under SFAS No. 109 and the recording of a related deferred tax liability or asset will not affect generally accepted accounting principles ("GAAP") basis net income. At March 31, 1998, the Bank did not have any investments subject to Section 475.

Mortgage-Backed Securities

         To supplement lending activities in periods of deposit growth and/or declining loan demand, the Bank has increased its investments in residential mortgage-backed securities during recent years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         The mortgage-backed securities portfolio as of March 31, 1998, consisted primarily of adjustable-rate certificates issued by FHLMC ($1.3 million), GNMA ($2.9 million), and FNMA ($1.3 million). To a lesser extent the mortgage backed securities portfolio also contains fixed-rate certificates issued by FHLMC, GNMA, and FNMA. At March 31, 1998, the carrying value of mortgage-backed securities totalled $7.6 million or 15.67% of total assets. The market value of such securities totalled approximately $7.6 million at March 31, 1998, resulting in a net unrealized gain of $20,000 in this portfolio. Additionally, as of March 31, 1998, the Bank held investments in collateralized mortgage obligations amounting to $5.0 million, which had an unrealized gain of $149,000.

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

         The collateralized mortgage obligations ("CMOs") (in the form of real estate mortgage investment conduits) held by Registrant at March 31, 1998 totaled $5.0 million and consisted of CMOs issued by FHLMC, FNMA and private issuers. The aggregate book value of CMOs issued by any one private issuer did not exceed 10% of stockholders' equity at March 31, 1998 or 1997. The portfolio of CMOs held in the Company's mortgage-backed securities portfolio at March 31, 1998 did not include any residual interests in CMOs. Further, at March 31, 1998, the Company's mortgage-backed securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

         The following table sets forth the carrying value of the Company's mortgage-backed securities portfolio at the dates indicated:


                                                                  At March 31,                          Weighted
                                                         ------------------------------               Average Rate
                                                           1997                  1998                 March 31, 1998
                                                         -------                -------            ------------------
                                                       (Dollars in Thousands)
Held to Maturity:

 GNMA ARMs..............................                 $ 3,163                $2,920                   7.07%

 FNMA ARMs..............................                     848                 1,324                   6.21

 FHLMC ARMs.............................                   1,420                 1,255                   6.19

 FHLMC-fixed rate.......................                   1,374                 1,253                   6.99

 FNMA-fixed rate........................                     696                   559                   6.52

 GNMA-fixed rate........................                     388                   310                   8.00

 Collateralized mortgage
   obligations-government
   agency issue.........................                   5,384                 4,994                   6.73
                                                         -------                ------

 Total mortgage-backed
   securities...........................                 $13,273               $12,615                   6.75
                                                          ======                ======

         Mortgage-Backed Securities Maturity. The following table sets forth the maturity of the Company's mortgage-backed securities portfolio at March 31, 1998. The table does not include scheduled principal payments or estimated prepayments. All mortgage-backed securities are shown as maturing based on contractual maturities.

                                                                 Contractual
                                                                Maturities Due
                                                                --------------
                                                                (In Thousands)
Less than 1 year..........................................         $   --
1 to 3 years..............................................            264
3 to 5 years..............................................             45
5 to 10 years.............................................            363
10 to 20 years............................................          1,347
Over 20 years.............................................         10,596
                                                                   ------
Total mortgage-backed securities..........................        $12,615
                                                                   ======



         Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments, and FHLB stock, at the dates indicated. At March 31, 1998, the market value of the Company's investment securities portfolio was $6.1 million.

                                                              At March 31,
                                                     ---------------------------
                                                        1997              1998
                                                     ---------          --------
                                                           (In Thousands)
Investment Securities:
  Held to Maturity:
      U.S. Agency Securities (1).....................$ 8,700            $3,900
                                                      ------             -----
         Total Debt Securities.......................  8,700             3,900
                                                      ------             -----
  Available for Sale:
    U.S. Agency Securities ..........................  1,430             1,495
    FHLB Stock.......................................    632               680
                                                      ------             -----
                                                       2,062             2,175
                                                      ------             -----
      Total Investments..............................$10,762            $6,075
                                                      ======             =====

-------------------
(1) Consists of bonds and notes issued by the FHLB and FNMA. FHLB bonds owned at March 31, 1997 and 1998 included $500,000, at cost, of dual indexed or inverse floating rate structures whose yield may not move consistent with general interest rate movements.

Investment Portfolio Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's debt securities portfolio at March 31, 1998.

                                                             As of March 31, 1998
                            --------------------------------------------------------------------------------------------------------
                            One Year or Less  One to Five Years Five to Ten Years More than Ten Years    Total Debt Securities
                            ----------------  ----------------- ----------------- -------------------  -----------------------------
                            Carrying Average  Carrying Average  Carrying  Average Carrying Average     Carrying    Average   Market
                             Value    Yield    Value    Yield    Value     Yield   Value    Yield       Value       Yield     Value
                            -------   ------  -------  -------  -------   ------- -------  -------     -------     -------   ------
                                          (Dollars in Thousands)
Held to maturity:
  U.S. Agency Securities....  $1,400    5.47%   $2,000    6.54%   $  500    7.00%  $    --       --%   $3,900       6.22%    $3,893
Available for Sale:
  U.S. Agency Securities....      --      --       498    6.11       997    6.55        --       --     1,495       6.39      1,495
                               -----    -----    -----    ----     -----    ----    ------    -----     -----       ----      -----
      Total.................  $1,400    5.47%   $2,498    6.46%   $1,497    6.70%  $    --       --%   $5,395       6.26%    $5,388
                               =====    ====     =====    ====     =====    ====    ======    =====     =====       ====      =====



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

         Jumbo   Certificate   Accounts.   The  following  table  indicates  the
approximate amount of the Company's certificate accounts of $100,000 or more by time remaining until maturity as of March 31, 1998.

                                                      Certificates
                                                        Accounts
                                                        --------
Maturity Period                                       (In Thousands)
---------------
Within three months........................               $  100
Over three through six months..............                  310
Over six through twelve months.............                  801
Over twelve months.........................                  210
                                                           -----
      Total................................               $1,421
                                                           =====



Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Topeka to supplement its supply of lendable funds. Advances from the FHLB of Topeka would typically be secured by a pledge of the Bank's stock in the FHLB of Topeka and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At March 31, 1998 Registrant had $5.2 million outstanding from the FHLB of Topeka and no borrowings of any other kind.

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

                                                        At or For the Year Ended
                                                              March 31,
                                                        ------------------------
                                                          1997          1998
                                                        -------       ----------
                                                       (Dollars in Thousands)

Weighted average rate paid......................            6.90%        5.66%
Maximum amount of borrowings outstanding
  at any month end..............................          $2,000       $2,000
Approximate average short-term
  borrowings outstanding........................          $  326       $  442
Approximate weighted average rate (1)...........            5.45%        5.66%

-------------
(1)     Average balances represent the arithmetic average of month-end balances.

Subsidiary Activity

         The Company has one wholly-owned subsidiary, the Bank. The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. As of March 31, 1998, the Bank had no subsidiaries.

Employees

         Substantially all of the activities of the Company are conducted through the Bank, therefore, at March 31, 1998, the Company did not have any salaried employees.

         As of March 31, 1998, the Bank had 14 full-time employees and two part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or a somewhat similar test for domestic building and loan associations. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualifies as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for most SAIF members was reduced to

 .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) a tangible capital requirement of 1.5% of total adjusted assets, (2) a leverage ratio (core capital) requirement of 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Conversion.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of March 31, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements). In contrast, the Company has fewer restrictions on dividends.

         Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. A bank must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months.

As of March 31, 1998, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. However, at March 31, 1998, the Bank was in compliance with this requirement.

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
------------------------------------------------------------------

         The information contained under the section captioned "Corporate Profile and Stock Price Information" on page 2 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1998 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 to 17 of the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the last fiscal year.

                                    PART III


Item 9. Directors Executive Officers,  Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information contained under the section captioned "I - Information with Respect to Nominee for Director, Directors Continuing in Office, and Executive Officers" in the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held July 15, 1998 (the "Proxy Statement") is incorporated herein by reference.

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

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's Annual Report to Stockholders for the fiscal year ending March 31, 1998, are incorporated herein by reference and also in Item 7 of this report.

         Report of Independent Auditors

         Consolidated Statements of Financial Condition as of March 31, 1998 and 1997.

         Consolidated Statements of Operations for the Years Ended March 31, 1998, 1997, and 1996.

         Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1998, 1997, and 1996.

         Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997, and 1996.

         Notes to Consolidated Financial Statements.

                  2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                   3(i)    Certificate of Incorporation of Guthrie Savings, Inc.*

                   3(ii)   Bylaws of Guthrie Savings, Inc.*

                  10.1     Employment Agreement with William Cunningham

                  10.2     Employment Agreement with H. Stephen Ochs

                  10.3     Employment Agreement with Kathleen A. Warner

                  10.4     1994 Stock Option Plan**

                  10.5     Management Stock Bonus Plan**

                  10.6     Indemnification Agreement from Guthrie Savings, Inc.**

                  10.7     Indemnification Agreement from Guthrie Federal Savings Bank**

                  13       Annual Report to Stockholders for the fiscal year ended March 31, 1998

                  21       Subsidiaries of the Registrant***

                  23       Consent of Regier Carr & Monroe, L.L.P.

                  27       Financial Data Schedule****

         (b) A report on Form 8-K (Items 5 and 7), dated January 26, 1998, was filed during the last quarter of the period covered by this report.

---------------------
* Incorporated by reference to the same exhibit number of the registration statement on Form S-1 (File No. 33-90286) declared effective by the SEC on August 12, 1994.
** Incorporated by reference to the same exhibit number of the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (File No. 0-24468) filed with the SEC.
*** Incorporated by reference to Exhibit 21 of the Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (File No. 0-24468) filed with the SEC.
**** Filed in electronic format only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GUTHRIE SAVINGS, INC.



Dated:  June 22, 1998                         By:/s/ William L. Cunningham
                                                 -------------------------------
                                                 William L. Cunningham
                                                 President, Chief Executive
                                                 Officer, and Director (Duly
                                                 Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ William L. Cunningham                   By:      /s/ H. Stephen Ochs
         -----------------------------------                  -------------------------------------
         William L. Cunningham                                H. Stephen Ochs
         President, Chief Executive Officer,                  Vice President and Director
           and Director (Principal Executive
           Officer)

Date:    June 22, 1998                               Date:    June 22, 1998


By:      /s/ Keith Camerer                           By:      /s/ James V. Seaman
         -----------------------------------                  -------------------------------------
         Keith Camerer                                        James V. Seamans
         Director                                             Director

Date:    June 22, 1998                               Date:    June 22, 1998


By:      /s/ Alvin R. Powell, Jr.                    By:      /s/ Kimberly D. Walker
         -----------------------------------                  -------------------------------------
         Alvin R. Powell, Jr.                                 Kimberly D. Walker
         Director                                             Treasurer (Principal Accounting and
                                                                         and Financial Officer)

Date:    June 22, 1998                               Date:    June 22, 1998
