Form 10QSB
period 1998-06-30
GUTHRIE SAVINGS INC
filed 1998-08-07
CIK 925533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

                                Yes [ X ]     No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1998:

                  $.01 par value common stock          414,357 shares
                                (Class)                        (Outstanding)

                              GUTHRIE SAVINGS, INC.


                                      INDEX


                                                                     Page Number

PART I - FINANCIAL INFORMATION

    Item 1.       Financial Statements

           Statements of Financial Condition as of March 31, 1998 and
           June 30, 1998  (unaudited)                                        1
           Statements of Income for the Three Months Ended
           June 30, 1997 and 1998 (unaudited)                                2
           Statement of Cash Flows for the Three Months
           Ended June 30, 1997 and 1998 (unaudited)                        3-4
           Notes to Financial Statements                                   5-8

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9-14
PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings                                         15

    Item 2.       Changes in Securities                                     15

    Item 3.       Defaults in Senior Securities                             15

    Item 4.       Submission of matters to a vote of security holders       15

    Item 5.       Other Information                                         15

    Item 6(a).    Exhibits                                                  16

    Item 6(b).    Reports on Form 8-K                                       16

SIGNATURES                                                                  17

                              GUTHRIE SAVINGS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                 Consolidated Statements of Financial Condition

                                                                                    June 30,
                                                                      March 31,       1998
           ASSETS                                                       1998       (unaudited)
                                                                   ------------    ------------
Cash and cash equivalents
     Interest bearing                                              $  2,995,502    $  4,800,940
     Non-interest bearing                                               311,917         385,191
Held-to-maturity investment securities                                3,900,000       1,800,000
Available-for-sale investment securities                              2,174,751       2,190,415
Mortgage-backed securities held to maturity                          12,615,162      12,643,319
Loans receivable, net                                                25,573,437      25,955,531
Loans held-for-sale                                                      81,757               0
Accrued income receivable                                               262,853         257,326
Real estate owned and other
  repossessed property, net                                              10,500          10,500
Office properties and equipment, net                                    569,093         615,757
Prepaid expenses and other assets                                       131,926         109,953
                                                                   ------------    ------------

                                                                   $ 48,626,898    $ 48,768,932
                                                                   ============    ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits                                                      $ 35,537,831    $ 35,598,485
     FHLB line of credit and advances                                 5,196,000       5,196,000
     Advances from borrowers for taxes and insurance                     48,988          80,765
     Deferred income                                                     50,824          48,656
     Accrued expenses and other liabilities                             109,081          60,335
     Income taxes
       Deferred                                                         121,206         122,330
       Current                                                           26,840          63,489
                                                                   ------------    ------------
                                                                     41,090,770      41,170,060
                                                                   ------------    ------------
Stockholders' Equity
     Preferred stock, $.01 par value; 1,000,000
       shares authorized, no shares outstanding                               0               0
     Common stock, $.01 par value; 3,000,000 shares
       authorized; 515,125 shares issued and outstanding                  5,151           5,151
     Additional paid-in capital                                       4,811,997       4,811,997
     Retained income (substantially restricted)                       4,541,553       4,649,363
     Treasury Stock, at cost (97,668 shares at March 31,1998
       and 100,768 shares at June 30, 1998)                          (1,447,775)     (1,505,319)
     Unamortized stock acquired by Employee Stock Ownership Plan       (267,865)       (267,865)
     Unamortized stock acquired by Management Stock Bonus Plan         (103,490)        (92,852)
     Net unrealized gain (loss) on available-for-sale securities         (3,443)         (1,603)
                                                                   ------------    ------------
           Total Stockholders' Equity                                 7,536,128       7,598,872
                                                                   ------------    ------------

                                                                   $ 48,626,898    $ 48,768,932
                                                                   ============    ============


                              GUTHRIE SAVINGS, INC.
                        Consolidated Statements of Income

                                               Three Months ended
                                                     June 30,
                                             -----------------------
                                                1997        1998
                                             ----------   ----------
                                             (Unaudited)  (Unaudited)
INTEREST INCOME
     Interest on loans                         $533,632   $579,028
     Interest and dividends
       on investment securities                 182,835    121,782
     Interest on mortgage-
       backed securities                        216,640    208,628
                                               --------   --------
           Total interest income                933,107    909,438
                                               --------   --------
INTEREST EXPENSE
     Deposits                                   378,382    385,206
     Borrowed money                             102,986     67,405
                                               --------   --------
           Total interest expense               481,368    452,611
                                               --------   --------
           Net interest income                  451,739    456,827
PROVISION FOR LOSSES
 ON LOANS                                           874      4,321
                                               --------   --------
           Net interest income
             after provision for loan losses    450,865    452,506
                                               --------   --------
NON-INTEREST INCOME
     Service charges and late fees               44,468     43,072
     Other income                                 6,841      3,713
     Gain (loss) from real estate operations      3,196      2,153
                                               --------   --------
                                                 54,505     48,938
                                               --------   --------
NON-INTEREST EXPENSE
     Compensation and related expenses          150,717    154,945
     Occupancy expense                           12,743     13,757
     Professional fees                           24,619     48,973
     Federal insurance premium                    5,437      5,377
     Data processing                             23,537     22,579
     Bank charges                                13,592     13,673
     Other expense                               64,358     68,230
                                               --------   --------
                                                295,003    327,534
                                               --------   --------
           Income before income taxes           210,367    173,910
INCOME TAX EXPENSE                               79,850     66,100
                                               --------   --------
           Net income                          $130,517   $107,810
                                               ========   ========

BASIC:
     Earning per share                         $    .33   $    .28
                                               ========   ========
     Weighted average common shares
           outstanding                          390,072    382,721
                                               ========   ========
DILUTED:
     Earnings per share                        $    .33   $    .27
                                               ========   ========
     Weighted average common shares
           outstanding                          400,821    395,938
                                               ========   ========
DIVIDENDS PER SHARE                            $   --     $   --
                                               ========   ========

                              GUTHRIE SAVINGS, INC.
                      Consolidated Statements of Cash Flows

                                                                     Three Months Ended June 30,
                                                                        1997            1998
                                                                     -----------     -----------
                                                                     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $   130,517    $   107,810
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                                       7,898          6,899
        FHLB Stock dividend                                              (10,900)       (12,700)
        Decrease (increase) in accrued interest receivable               (26,497)         5,527
        Increase (decrease) in accrued and deferred
           income taxes                                                   62,145         36,649
        Increase (decrease) in accrued expenses                              920        (48,746)
        Origination of loans held-for-sale                                     0       (293,050)
        Sale of loans held-for-sale                                            0        472,858
        Gain (loss) on sales of loans held-for-sale                            0         (3,047)
        Amortization of premiums and discounts
            on investments and loans                                         271         (2,647)
        Amortization of deferred gain on sale of real estate owned        (3,197)        (2,168)
        Provision for losses on loans and real estate owned                  874          4,321
        Amortization related to ESOP and MSBP                             10,113         10,638
        (Increase) decrease in other assets                               (8,816)        21,973
                                                                     -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                163,328        304,317
                                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Net loan (originations) and principal payments
       on loans held for investment                                   (1,004,909)      (468,421)
     Principal repayments on mortgage-backed securities-
       held to maturity                                                  256,869        493,753
     Acquisition of mortgage-backed investment securities-
       held to maturity                                                        0       (527,940)
     Acquisition of held to maturity investment securities                     0       (300,000)
     Maturity of held to maturity investment securities                        0      2,400,000
     Acquisition of fixed assets                                          (2,052)       (53,563)
                                                                     -----------    -----------
NET CASH PROVIDED (USED)
  BY INVESTING ACTIVITIES                                               (750,092)     1,543,829
                                                                     -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                 164,667         56,333
     Net increase (decrease) in escrow accounts                           37,503         31,777
     Proceeds from FHLB advance                                        3,300,000              0
     Repayments of FHLB advance                                       (2,200,000)             0
     Purchase of treasury stock                                         (574,029)       (57,544)
                                                                     -----------    -----------
NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES                                            $   728,141    $    30,566
                                                                     -----------    -----------

                                     Page 3

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                               $  141,377   $1,878,712
BEGINNING CASH AND CASH EQUIVALENTS                                     522,829    3,307,419
                                                                     ----------   ----------


ENDING CASH AND CASH EQUIVALENTS                                     $  664,206   $5,186,131
                                                                     ==========   ==========


SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest on deposits and advances                            $  477,949   $  458,581
        Income taxes                                                     17,703       73,000


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

         The results of operation for the three month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the year ending March 31, 1999.

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

3.       Investment Securities


         A summary of the Bank's investment securities as of March 31, 1998 and June 30, 1998 is as follows:

                                                     Carrying Value
                                                -------------------------  Market Value
                                                March 31,       June 30,      June 30,
                                                  1998            1998          1998
                                               -----------    -----------    -----------
         Held-to-maturity:
           Bonds, notes and debentures:
             Government Agency Securities      $ 3,900,000    $ 1,800,000    $ 1,802,954
                                               -----------    -----------    -----------
           Total held-to-maturity              $ 3,900,000    $ 1,800,000    $ 1,802,954
                                               ===========    ===========    ===========

         Available-for-sale:
           Debt securities:
             Government Agency Securities      $ 1,500,000    $ 1,500,000    $ 1,497,415
             Net unrealized loss                    (5,549)        (2,585)             0
                                               -----------    -----------    -----------
                                                 1,494,451      1,497,415      1,497,415
                                               -----------    -----------    -----------
           Equity securities:
             Stock in Federal Home Loan Bank       680,300        693,000        693,000
                                               -----------    -----------    -----------
                                                   680,300        693,000        693,000
                                               -----------    -----------    -----------

           Total available-for-sale            $ 2,174,751    $ 2,190,415    $ 2,190,415
                                               ===========    ===========    ===========


4.       Mortgage-Backed Securities

         All  of  the  Bank's  mortgage-backed   securities  are  classified  as
         held-to-maturity. A summary of the Bank's mortgage-backed securities as of March 31, 1998 and June 30, 1998 is as follows:

                                                                 Carrying Value
                                                          ---------------------------     Market Value
                                                             March 31,       June 30,        June 30,
                                                               1998            1998            1998
                                                          ------------    ------------    ------------
         Mortgage-Backed Securities (Held-to-Maturity):
           GNMA-ARM's                                     $  2,875,329    $  2,657,556    $  2,722,276
           FNMA-ARM's                                        1,302,822       1,287,237       1,313,566
           FHLMC-ARM's                                       1,216,788       1,173,672       1,175,872
           FHLMC-fixed rate                                  1,257,818       1,227,941       1,254,803
           GNMA-fixed rate                                     310,058         224,856         235,229
           FNMA-fixed rate                                     551,302       1,047,602       1,052,461
            Collateralized mortgage obligation
              -Govt. Agency                                  4,989,740       4,919,180       5,095,188
                                                          ------------    ------------    ------------
                                                            12,503,857      12,538,044      12,849,395
           Unamortized premiums                                119,158         113,039
           Unearned discounts                                   (7,853)         (7,764)
                                                          ------------    ------------    ------------
            Total Mortgage-Backed Securities
              (Held-to-Maturity)                          $ 12,615,162    $ 12,643,319    $ 12,849,395
                                                          ============    ============    ============

5.       Loan Receivable, Net

         A summary of the Bank's loans receivable at March 31, 1998 and June 30, 1998 is as follows:

                                                        March 31,       June 30,
                                                          1998            1998
                                                      ------------    ------------
         Mortgage loans:
           Secured by one to four family residences   $ 18,758,433    $ 18,902,730
           Secured by other properties                   1,763,895       2,359,307
           Construction loans                            2,097,800       1,359,600
           Other                                           727,864       1,198,666
                                                      ------------    ------------
                                                        23,347,992      23,820,303

         Less:
           Unearned discounts and loan fees                (72,674)        (67,282)
           Undisbursed loan proceeds                    (1,092,005)     (1,038,101)
           Allowance for loan losses                      (273,254)       (276,658)
                                                      ------------    ------------
                Total mortgage loans                    21,910,059      22,438,262
                                                      ------------    ------------

         Consumer and other loans:
           Loans on deposits                               560,014         349,082
           Home equity and second mortgage               1,267,008       1,270,231
           Other                                         1,923,108       1,968,137
                                                      ------------    ------------
                                                         3,750,130       3,587,450
         Less:
           Undisbursed loan proceeds                        (6,770)              0
           Allowances for loan losses                      (79,982)        (70,181)
                                                      ------------    ------------

                    Total consumer and other loans       3,663,378       3,517,269
                                                      ------------    ------------

         Net Loans Receivable                         $ 25,573,437    $ 25,955,531
                                                      ============    ============


         A summary of the Bank's allowance for loan losses for the periods indicated is as follows:

                                                       Three Months Ended
                                                             June 30,
                                                 ------------------------------
                                                  1997                   1998
                                                 --------              --------
                  Balance, beginning             $376,692              $353,236
                  Provision charged
                    to operations                     874                 4,321
                  Loans charged off,
                    net of recoveries              (2,467)              (10,718)
                                                 --------              --------

                                                 $375,099              $346,839
                                                 ========              ========

6. Real Estate Owned or in Judgement, Including In-Substance Foreclosures and Other Repossessed Property:

                                                   March 31,  June 30,
                                                     1998      1998
                                                    -------   -------
         Real estate acquired by foreclosure        $10,500   $10,500
         Other repossed assets                            0         0
         Allowance for loss                               0         0
                                                    -------   -------
                                            Total   $10,500   $10,500
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

         At June 30, 1998, the Bank had outstanding commitments to fund real estate loans of $962,100. Of the commitments outstanding June 30, 1998, $603,000 was committed to fund three new construction loans with rates of 7 1/2% to 7 3/4%. Commitments for three fixed rate loans amounted to $203,400 with rates ranging from 7% to 9%. The balance of the commitments outstanding June 30, 1998, $155,700 was to fund two fixed rate loans held-for- sale.

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

                              Guthrie Savings, Inc.
                         Part I - Financial Information
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations



         Guthrie Savings, Inc. (the Company) may from time to time make written or oral "forward- looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this report on Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks described above involved in the foregoing.

         The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by on behalf of the Company.

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

         Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended June 30, 1998. The Bank is primarily engaged in the business of accepting deposits from the general public and using these funds to originate traditional real estate loans on one-to-four family dwellings along with consumer loans. When deposit inflows exceeds loan demand, the Bank will also purchase mortgage-backed securities and investment securities.

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

Results of  Operations:  Comparison  of the three months ended June 30, 1997 and
                         1998.


         Net income for the three months ended June 30, 1997 compared to the three months ended June 30, 1998 decreased $22,707 or 17.40%. This decrease was due to a combination of factors which include, called investments, paid off borrowed money, and an increase in expenses attributable to Year 2000 costs..

         Net interest income before provision for losses on loans, for the three months ended June 30, 1998 increased $5,088 or 1.13% compared to the three months ended June 30, 1997, from $451,739 to $456,827. This increase was mainly due to an increase in interest on loans offset by the increased cost of deposits. Interest income on loans increased $45,396 or 8.51% for the quarter ended June 30, 1998 due to an increase in loan originations. Interest expense on deposits for the three months ended June 30, 1997 compared to the three months ended June 30, 1998 increased by $6,824 or 1.80% due to a slight increase in certificates of deposit. Interest income on investments and mortgage backed securities decreased $69,065 or 17.29% due to securities maturing or being called. This decrease in investment interest income was offset by a decrease in interest expense on borrowed money of $35,581. Borrowings were paid down as securities matured or were called.


         Provision for loan losses increased from $874 for the three months ended June 30, 1997 to $4,321 for the three months ended June 30, 1998. This increase was based on management's evaluation of the adequacy of the allowance for loan losses.

         Non-interest income decreased $5,567 or 10.21% from $54,505 for the three months ended June 30, 1997 to $48,938 for the three months ended June 30, 1998. This decrease was due to a decrease in service charges and late fees of $1,395 during the three months ended June 30, 1998 compared to the three months ended June 30, 1997. There was also a decrease in gain from real estate operations of $1,043 from $3,196 for the three months ended June 30, 1997 to $2,153 for the same period ended June 30, 1998. This decrease was due to lower amortization of deferred gain on sales of real owned property due to a loan pay-off in the three months ended June 30, 1997. Other income for the three months ended June 30, 1997 compared to the three months ended June 30, 1998 decreased $3,128. This was mainly attributable to refunds on credit life insurance due to early pay-offs of consumer loans.

         Non-interest expense increased $32,531 or 11.03% from $295,003 for the three months ended June 30, 1997 to $327,534 for the three months ended June 30, 1998. The primary reason for the increase in non-interest expense is because of an increase in professional fees of $24,354 for the three months ended June 30, 1997 compared to the three months ended June 30, 1998 from $24,619 to $48,973. This is due to year end reporting costs being billed and paid more timely during the current year. Compensation and related expenses are up $4,228 for the three months ended June 30, 1997 compared to the three months ended June 30, 1998. Due to Year 2000 expenses, other expense increased $3,872 or 6.02% for the three months ended June 30, 1997 compared to the three months ended June 30, 1998 from $64,358 to $68,230.

         Income tax expense decreased $13,750 or 17.22% from $79,850 for the three months ended June 30, 1997 to $66,100 for the three months ended June 30, 1998, due to lower pre-tax income.

Earnings Per Share:

         Effective with the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. The Statement is to be applied to financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Statement requires restatement of all prior period earnings per share (EPS) data presented.

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

Year 2000 Issue

         A great deal of information has been dissemated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Bank. Data processing is also essential to most other financial institutions and many other companies.

         The most significant data processing applications of the Bank that could be affected by this problem are provided by a third party service bureau. The Bank has developed a plan to evaluate and test critical systems as they relate to the year 2000 issues and the Bank's service center. The Bank is evaluating their internal data processing applications and is in the process of updating all computer terminals and installing a network system. The Bank has estimated the cost of addressing the Year 2000 issue to be approximately
$100,000, consisting of $60,000 for new bank computer equipment, $30,000 relating to service bureau fees and approximately $10,000 for various other training and consulting fees. The bank's data service center currently has a target date of not later than December 31, 1998 for external and internal testing of modifications to critical systems. This testing is to include testing of interfaces between the bank computer network, to be installed in August 1998, and the data service center. If there is a problem with the service center or the Bank relating to the year 2000 issue the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Bank.

Liquidity and Capital Resources:

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that the bank maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The Bank is in compliance with all liquidity ratios as of June 30, 1998. Management manages its liquidity ratio to meet its funding needs for deposit outflows, loan principal disbursements, operating expenses, and disbursements of payments collected from borrowers for taxes and insurance. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

         The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. In addition the Bank may borrow funds from time to time from the Federal Home Loan Bank of Topeka. At June 30, 1998 the Bank had $0 borrowed on its line of credit from the Federal Home Loan Bank. The available line of credit currently is set at $3,000,000 with an adjustable interest rate. The Bank draws against the line to meet current liquidity needs. Besides the line of credit the Bank has $5,196,000 in adjustable rate advances at the Federal Home Loan Bank of Topeka outstanding at June 30, 1998.

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

         The Bank invests its excess funds in overnight deposits with the Federal Home Loan Bank of Topeka, which generally provides liquidity to meet lending requirements and savings withdrawal funding requirements. When warranted, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits, some of which may also qualify as liquid investments under current OTS regulations. At June 30, 1998 cash and cash equivalents were $5,186,131 up from $3,307,419 at March 31, 1998. The primary reason for this increase is due to investment securities and mortgage backed securities being called in. These excess funds are being used to fund new loan originations and pay off maturing advances.

         The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by OTS thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. These standards require financial institutions to have minimum regulatory capital equal to 2.0% of tangible assets; minimum core capital equal to 4.0% of adjusted tangible assets; and risk-based capital equal to 8.0% of risk-based assets. At June 30, 1998 the Bank's capital requirements and actual capital under the OTS regulations are as follows:



                                                Amount               Percent
                                           (thousands)             of Assets
                                           -----------             ---------
         Tangible capital:
            Actual                            $ 6,985                 14.32%
            Required                              975                  2.00%
                                             --------                -------
            Excess                           $  6,010                 12.32%
                                             ========                =======

         Core capital:
            Actual                           $  6,985                 14.32%
            Required                            1,951                  4.00%
                                             --------                -------
            Excess                           $  5,034                 10.32%
                                             ========                =======

         Risk-based capital:
            Actual                           $   7,218                33.27%
            Required                             1,736                 8.00%
                                             ---------               -------
            Excess                           $   5,482                25.27%
                                             =========               =======

                              GUTHRIE SAVINGS, INC.
                           Part II - Other Information




Item 1.  Legal Proceedings
           Not applicable

Item 2.  Changes in Securities
           Not applicable

Item 3.  Defaults upon Senior Securities
           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
          At the annual meeting held July 15, 1998, the following items were submitted to a vote of stockholders:

          1. H. Stephen Ochs and Keith Camerer were elected as directors. The results of the vote are as follows:

                                                Votes for     Votes Withheld
                                                ---------     --------------
            H. Stephen Ochs                      355,386           0
            Keith Camerer                        355,186         200

          William L. Cunningham, A.R. Powell, Jr., and James V. Seamans continue as directors of the Company.

          2. Ratification of Regier Carr & Monroe, L.L.P. as the Company's auditors for the fiscal 1999 year.

                               Votes for                       355,386
                               Votes against                         0
                               Votes Abstaining                      0

 Item 5.  Other Information
           The Company is currently protesting a notice of additional income tax due to the State of Oklahoma relating to the taxation of interest received on certain U.S. Government Securities for the tax years 1994, 1995 and 1996. Management of the Company believes its protest is with merit; however, if the Company is unsuccessful in its protest the additional expense to the Company is estimated to be approximately $80,000.

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


                                  GUTHRIE SAVINGS, INC.



Date August 07, 1998              By /s/ William L. Cunningham
     ---------------------           -------------------------------------
                                     William L. Cunningham
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)


Date August 07, 1998              By /s/ Kimberly D. Walker
     ----------------------          ----------------------
                                     Kimberly D. Walker
                                     Treasurer
                                    (Principal Financial and Accounting Officer)