Form 10QSB
period 1998-09-30
GUTHRIE SAVINGS INC
filed 1998-11-12
CIK 925533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to
     ____________________

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

                                Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1998:
            $.01 par value common stock                    402,257 shares
                       (Class)                                     (Outstanding)

                              GUTHRIE SAVINGS, INC.


                                      INDEX


                                                                     Page Number

PART I - FINANCIAL INFORMATION

    Item 1.Financial Statements
           Statements of Financial Condition as of March 30, 1998 and
           September 30, 1998  (unaudited)                                  1
           Statements of Income for the Three and Six Months Ended
           September 30, 1997 and 1998 (unaudited)                          2
           Statement of Cash Flows for the Six Months
           Ended September 30, 1997 and 1998 (unaudited)                  3-4
           Notes to Financial Statements                                  5-8

    Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9-13

PART II - OTHER INFORMATION

    Item 1.Legal Proceedings                                               14

    Item 2.Changes in Securities                                           14

    Item 3.Defaults in Senior Securities                                   14

    Item 4.Submission of matters to a vote of security holders             14

    Item 5.Other Information                                               14

    Item 6(a). Exhibits                                                    14

    Item 6(b). Reports on Form 8-K                                         14

SIGNATURES                                                                 15

                              GUTHRIE SAVINGS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition

                                                                                 September 30,
                                                                   March 31,         1998
          ASSETS                                                     1998         (unaudited)
          ------                                                     ----         -----------
Cash and cash equivalents
   Interest bearing                                              $  2,995,502    $  4,954,535
   Non-interest bearing                                               311,917         382,615
Held-to-maturity investment securities                              3,900,000       1,300,000
Available-for-sale investment securities                            2,174,751       2,214,934
Mortgage-backed securities held to maturity                        12,615,162      12,470,589
Loans receivable, net                                              25,573,437      25,050,198
Loans held-for-sale                                                    81,757         110,267
Accrued income receivable                                             262,853         257,453
Real estate owned and other
   repossessed property, net                                           10,500            --
Office properties and equipment, net                                  569,093         657,031
Prepaid expenses and other assets                                     131,926         123,852
                                                                 ------------    ------------
                                                                 $ 48,626,898    $ 47,521,474
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities
   Deposits                                                      $ 35,537,831    $ 35,179,741
   FHLB line of credit and advances                                 5,196,000       4,500,000
   Advances from borrowers for taxes and insurance                     48,988         118,303
   Deferred income                                                     50,824          48,051
   Dividend payable                                                      --           203,190
   Accrued expenses and other liabilities                             109,081          85,832
   Income taxes
     Deferred                                                         121,206         126,669
     Current                                                           26,840         (17,299)
                                                                 ------------    ------------
                                                                   41,090,770      40,244,487
                                                                 ------------    ------------
Stockholders' Equity
   Preferred stock, $.01 par value; 1,000,000
     shares authorized, no shares outstanding                            --              --
   Common stock, $.01 par value; 3,000,000 shares
     authorized, 515,125 shares issued and outstanding                  5,151           5,151
   Additional paid-in capital                                       4,811,997       4,811,997
   Retained income (substantially restricted)                       4,541,553       4,555,060
   Treasury Stock, at cost 97,668 shares at March 31, 1998
     and 112,868 shares at September 30, 1998                      (1,447,775)     (1,750,619)
   Unamortized stock acquired by Employee Stock Ownership Plan       (267,865)       (267,865)
   Unamortized stock acquired by Management Stock Bonus Plan         (103,490)        (82,214)
   Net unrealized gain (loss) on available-for-sale securities         (3,443)          5,477
                                                                 ------------    ------------
                                                                    7,536,128       7,276,987
                                                                 ------------    ------------

                                                                 $ 48,626,898    $ 47,521,474
                                                                 ============    ============

                              GUTHRIE SAVINGS, INC.
                        Consolidated Statements of Income

                                                Three Months Ended        Six Months Ended
                                                   September 30,             Septenber 30,
                                             -----------------------    -----------------------
                                                 1997         1998        1997          1998
                                              ---------     --------    ---------     ---------
                                             (unaudited)  (unaudited)  (unaudited)   (unaudited)
INTEREST INCOME
   Interest on loans                         $  553,859   $  574,377    $1,087,490   $1,153,404
   Interest and dividends
     on investment securities                   174,642      129,560       357,478      251,342
   Interest on mortgage-
     backed securities                          199,393      193,244       416,033      401,872
                                             ----------   ----------    ----------   ----------
       Total interest income                    927,894      897,181     1,861,001    1,806,618
                                             ----------   ----------    ----------   ----------

INTEREST EXPENSE
   Deposits                                     387,391      387,588       765,773      772,794
   Borrowed money                                92,910       67,750       195,896      135,155
                                             ----------   ----------    ----------   ----------
       Total interest expense                   480,301      455,338       961,669      907,949
                                             ----------   ----------    ----------   ----------
       Net interest income                      447,593      441,843       899,332      898,669

PROVISION FOR LOSSES
   ON LOANS                                         439          (57)        1,313        4,264
                                             ----------   ----------    ----------   ----------
       Net interest income after
         provision for loan losses              447,154      441,900       898,019      894,405
NON-INTEREST INCOME
   Service charges and late fees                 46,090       44,753        90,558       87,825
   Other income                                   9,433        5,440        16,274        9,153
   Gain (Loss) from real estate operations          769       (1,464)        3,965          689
                                             ----------   ----------    ----------   ----------
                                                 56,292       48,729       110,797       97,667
                                             ----------   ----------    ----------   ----------
NON-INTEREST EXPENSE
   Compensation and related expenses            157,366      163,413       308,084      318,359
   Occupancy expense                             16,417       16,303        29,160       30,060
   Professional fees                             42,983       39,505        67,601       88,478
   Federal insurance premium                      5,351        5,361        10,788       10,738
   Data processing                               20,530       25,502        44,067       48,081
   Bank charges                                  12,671       16,710        26,263       30,382
   Other expense                                 52,887       47,948       117,247      116,177
                                             ----------   ----------    ----------   ----------
                                                308,205      314,742       603,210      642,275
                                             ----------   ----------    ----------   ----------
       Income before income taxes               195,241      175,887       405,606      349,797
INCOME TAX EXPENSE (BENEFIT)                     65,900       67,000       145,750      133,100
                                             ----------   ----------    ----------   ----------
       Net income                            $  129,341   $  108,887    $  259,856   $  216,697
                                             ----------   ----------    ----------   ----------
BASIC:
       Earnings per share                    $     0.34   $     0.29    $     0.68   $     0.57
                                             ----------   ----------    ----------   ----------
       Weighted average common shares
             Outstanding                        376,765      377,464       383,419      380,093
                                             ----------   ----------    ----------   ----------
DILUTED:
       Earnings per share                    $     0.33   $     0.28    $     0.66   $     0.55
                                             ----------   ----------    ----------   ----------
       Weighted average common shares
             Outstanding                        388,488      392,219       394,655      394,078
                                             ----------   ----------    ----------   ----------

DIVIDENDS PER SHARE                          $     0.50   $     0.50    $     0.50   $     0.50
                                             ----------   ----------    ----------   ----------

                              GUTHRIE SAVINGS, INC.
                      Consolidated Statements of Cash Flows

                                                                    Six Months Ended September 30,
                                                                    ------------------------------
                                                                         1997          1998
                                                                    -------------  ---------------
                                                                      (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $   259,856    $   216,697
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                                      15,796         13,840
        FHLB Stock dividend                                              (22,600)       (25,800)
        Decrease (increase) in accrued interest receivable                 8,975          5,400
        Increase (decrease) in accrued and deferred
           income taxes                                                   18,046        (44,139)
        Increase (decrease) in accrued expenses                           17,914        (23,249)
        Origination of loans held-for-sale                                  --         (883,450)
        Sale of loans held-for-sale                                         --          950,391
        Gain (loss) on sales of loans held-for-sale                         --            8,156
        Amortization of premiums and discounts
             on investments and loans                                        644         (4,204)
        Amortization of deferred gain on sale of real estate owned        (3,972)        (2,773)
        Provision for losses on loans and real estate owned                1,313          4,264
        Amortization related to ESOP and MSBP                             12,545         21,276
        (Increase) decrease in other assets                              (11,154)         8,074
                                                                     -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                297,363        244,483
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net loan (originations) and principal payments on loans
         held for investment                                          (1,433,440)       438,348
    Principal repayments on mortgage-backed securities
         held to maturity                                              1,606,004      1,177,905
    Acquisition of mortgage-backed investment securities
         held to maturity                                                   --       (1,045,996)
    Acquisition of held to maturity investment securities                   --         (300,000)
    Maturity of held to maturity investment securities                 2,000,000      2,900,000
    Acquisition of fixed assets                                           (2,052)      (101,778)
    Proceeds from sale of real estate acquired in settlement
         of loans                                                           --            8,652
                                                                     -----------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       2,170,512      3,077,131
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                  225,660       (362,354)
    Net increase (decrease) in escrow accounts                            75,104         69,315
    Proceeds from FHLB advance                                         6,000,000           --
    Repayments of FHLB advance                                        (7,004,000)      (696,000)
    Purchase of treasury stock                                          (563,525)      (302,844)
                                                                     -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      (1,266,761)    (1,291,883)
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                   1,201,114         2,029,731
BEGINNING CASH AND CASH EQUIVALENTS                 522,829         3,307,419
                                                 ----------        ----------

ENDING CASH AND CASH EQUIVALENTS                 $1,723,943        $5,337,150
                                                 ==========        ==========

SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest on deposits and advances        $  962,772        $  913,239
        Income taxes                             $  127,703        $  220,788

                              GUTHRIE SAVINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.       Basis of Presentation

         The accompanying unaudited financial statements were prepared in accordance with the instructions for Form 10-QSB and, accordingly, do not include all information and disclosures necessary to present financial condition, results of operations and cash flows of Guthrie Savings, Inc. (the "Company") and its wholly-owned subsidiary, Guthrie Federal Savings Bank (the "Bank") in conformity with generally accepted accounting principles. However, all normal recurring adjustments have been made which, in the opinion of management; are necessary for the fair presentation of the financial statements.

         The results of operation for the six month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the year ending March 30, 1999.

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

         Subsequent to the conversion, neither the Bank nor the Company may declare or pay cash dividends on any of their shares of common stock if the effect would be to reduce stockholders' equity below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements. Additionally, the Bank may not declare or pay a cash dividend to the Company if the effect would cause the net worth of the Bank to be reduced below the amount required for the liquidation account (amounting to $3,410,000 as of date of conversion).
                                                                   .

3.       Investment Securities

         A summary of the Bank's investment securities as of March 30, 1998 and September 30, 1998 is as follows:

                                              Carrying Value      Market Value
                                      --------------------------- --------------
                                       March 31,    September 30,  September 30,
                                         1998           1998          1998
                                      -----------    -----------   -----------
Held-to-maturity:
   Bonds, notes and debentures:
      Government Agency Securities    $ 3,900,000    $ 1,300,000   $ 1,308,954
                                      -----------    -----------   -----------
Total held-to-maturity                $ 3,900,000    $ 1,300,000   $ 1,308,954
                                      -----------    -----------   -----------

Available-for-sale:
   Debt securities:
       Government Agency Securities   $ 1,500,000    $ 1,500,000   $ 1,508,834
       Net unrealized gain (loss)          (5,549)         8,834             -
                                      -----------    -----------   -----------
                                      $ 1,494,451    $ 1,508,834   $ 1,508,834
                                      -----------    -----------   -----------

Equity securities:
    Stock in Federal Home Loan Bank       680,300        706,100       706,100
                                      -----------    -----------   -----------
                                          680,300        706,100       706,100
                                      -----------    -----------   -----------

Total available-for-sale              $ 2,174,751    $ 2,214,934   $ 2,214,934
                                      -----------    -----------   -----------


4.       Mortgage-Backed Securities
         All  of  the  Bank's  mortgage-backed   securities  are  classified  as
         held-to-maturity. A summary of the Bank's mortgage-backed securities as of March 30, 1998 and September 30, 1998 is as follows:

                                                      Carrying Value            Market Value
                                                -----------------------------   ------------
                                                  March 31,     September 30,   September 30,
                                                    1998            1998            1998
                                                ------------    ------------    ------------
Mortgage-Backed Securities(Held-to-Maturity):
   GNMA-ARM's                                   $  2,875,329    $  2,468,225    $  2,505,249
   FNMA-ARM's                                      1,302,822       1,196,146       1,222,732
   FHLMC-ARM's                                     1,216,788       1,115,190       1,123,206
   FHLMC-fixed rate                                1,257,818       1,122,232       1,167,198
   GNMA-fixed rate                                   310,058         211,285         221,610
   FNMA-fixed rate                                   551,302       1,395,765       1,423,864
   Collateralized mortgage obligation
      -Government Agency                           4,989,740       4,849,561       4,963,871
                                                ------------    ------------    ------------
                                                  12,503,857      12,358,404      12,627,730
   Unamortized premiums                              119,158         119,100
   Unearned discounts                                 (7,853)         (6,915)           --
                                                ------------    ------------    ------------
Total Mortgage-Backed Securities
   (Held-to-Maturity)                           $ 12,615,162    $ 12,470,589    $ 12,627,730
                                                ============    ============    ============

5.       Loans Receivable, Net

         A summary of the Bank's loans receivable at March 30, 1998 and September 30, 1998 is as follows:

                                                March 31,     September 30,
                                                  1998            1998
                                              -------------   -------------
Mortgage loans:
   Secured by one to four family residences   $ 18,758,433    $ 18,237,782
   Secured by other properties                   1,763,895       1,878,540
   Construction loans                            2,097,800       2,205,400
   Other                                           727,864       1,138,690
                                              ------------    ------------
                                                23,347,992      23,460,412
Less:
   Unearned discounts and loan fees                (72,674)        (65,938)
   Undisbursed loan proceeds                    (1,092,005)     (1,629,019)
   Allowance for loan losses                      (273,254)       (276,657)
                                              ------------    ------------
       Total mortgage loans                     21,910,059      21,488,798
                                              ------------    ------------

Consumer and other loans:
   Loans on deposits                               560,014         376,599
   Home equity and second mortgage               1,267,008       1,235,736
   Other                                         1,923,108       2,021,012
                                              ------------    ------------
                                                 3,750,130       3,633,347
Less:
   Undisbursed loan proceeds                        (6,770)           --
   Allowance for loan losses                       (79,982)        (71,947)
                                              ------------    ------------
       Total consumer and other loans            3,663,378       3,561,400
                                              ------------    ------------

Net Loans Receivable                          $ 25,573,437    $ 25,050,198
                                              ============    ============

         A summary of the Bank's allowance for loan losses for the periods indicated is as follows:


                          Three Months Ended        Six Months Ended
                             September 30,            September 30,
                         ----------------------    ----------------------
                           1997         1998         1997         1998
                         ---------    ---------    ---------    ---------
Balance, beginning       $ 375,099    $ 346,839    $ 376,692    $ 353,236
Provision charged
    to operations              439          (57)       1,313        4,264
Loans charged off,
     net of recoveries      (7,821)       1,823      (10,288)      (8,895)
                         ---------    ---------    ---------    ---------

                         $ 367,717    $ 348,605    $ 367,717    $ 348,605
                         =========    =========    =========    =========

6.       7.Real Estate Owned or in Judgement and Other Repossessed Property:


                                              March 31,      September 30,
                                                1998             1998
                                              -------           ------
Real estate acquired by foreclosure           $10,500           $   --
Other repossed assets                            --                 --
Allowance for loss                               --                 --
                                              -------           ------
                Total                         $10,500           $   --
                                              =======           ======



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

         At September 30, 1998, the Bank had outstanding commitments to fund real estate loans of $494,000. Of the commitments outstanding September 30, 1998, $35,000 was committed to fund one adjustable rate loan at 6.25%. The balance of the commitments outstanding September 30, 1998, $459,000 was to fund four fixed rate loans held-for-sale.

8.       Earnings Per Share

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock (potential common stock) were exercised or converted to common stock. For the periods presented potential common stock includes outstanding stock options and non-vested stock awarded under the Management Stock Bonus Plan.

                              Guthrie Savings, Inc.
                         Part I - Financial Information
                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations


         Guthrie Savings, Inc. (the Company) may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this report on Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

         Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended September 30, 1998. The Bank is primarily engaged in the business of accepting deposits from the general public and using these funds to originate traditional real estate loans on one-to-four family dwellings along with consumer loans. When deposit inflows exceeds loan demand, the Bank will also purchase mortgage-backed securities and investment securities.

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

Results of Operations: Comparison of the three months ended September 30, 1997 and 1998 and the six months ended September 30, 1997 and 1998.


         Net income decreased $20,454 or 15.81% from $129,341 for the three months ended September 30, 1997 to $108,887 for the three months ended September 30, 1998. This decrease was due to a combination of factors that include, called investments, paid off borrowed money, and an increase in data expenses attributable to Year 2000 costs.

         Net income decreased $43,159 or 16.61% from $259,856 for the six months ended September 30, 1997 to $216,697 for the six months ended September 30, 1998. This decrease is due to the same combination of factors as stated for the above three-month period.

         Net interest income before provision for losses on loans, for the three months ended September 30, 1998 decreased $5,750 or 1.28% compared to the three months ended September 30, 1997, from $447,593 to $441,843. This decrease was mainly due to a decrease in interest on investment securities offset by a decrease in interest on borrowed money and an increase in interest income on loans. Interest income on investments and mortgage-backed securities decreased $51,231 or 13.70% due to securities maturing or being called. This decrease in investment interest income was offset by a decrease in interest expense on borrowed money of $25,160. Borrowings were paid down as securities matured or were called. Interest income on loans increased $20,518 or 3.70% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 due to an increase in loan originations.

         Net interest income before provision for losses on loans, for the six months ended September 30, 1998 compared to the six months ended September 30, 1997 remained fairly constant with a slight decrease of $663. Interest income for the six months ended September 30, 1998 compared to the six months ended September 30, 1997 decreased $54,383 or 2.92%. This decrease was due to a decrease in investment interest income, due to matured and called securities, offset by an increase in loan interest income. Investment interest income decreased $120,297 while interest on loans increased $65,914. The other contributing factor to the slight decrease in net interest income for the six-month period is the decrease in interest expense on borrowed money of $60,741. This decrease is attributable to borrowed money being repaid as investment securities matured or paid off. There was an increase in interest on deposits of $7,021; this increase was due to an increase in deposit balances.

         Provision for loan losses decreased from $439 for the three months ended September 30, 1997 to $(57) for the three months ended September 30, 1998. This decrease was based on management's evaluation of the allowance for loan losses.

         The provision for losses on loans increased for the six months ended September 30, 1998 $2,951 or 224.75% from $1,313 for the six months ended September 30, 1997 to $4,264 for the six months ended September 30, 1998. This increase was based on management's evaluation of the adequacy of the allowance for loan losses.

         Non-interest income decreased $7,563 or 13.44% from $56,292 for the three months ended September 30, 1997 to $48,729 for the three months ended September 30, 1998. This decrease was due to a decrease in service charges and late fees of $1,337 during the three months ended September 30, 1998 compared to the three months ended September 30, 1997. There was also a decrease in gain from real estate operations of $2,233 from $769 for the three months ended September 30, 1997 to ($1,464) for the same period ended September 30, 1998. This decrease is due in most part to the loss on sale of a piece of real estate owned property in the September 30, 1998 period. Other income for the three months ended September 30, 1997 compared to the three months ended September 30, 1998 decreased $3,993. The decrease was mainly due to an Internal Revenue
Service refund of interest, in the amount $2,541, that occurred in the three-month period ended September 30, 1997.

         Non-interest income for the six-month period ended September 30, 1998 was down $13,130 or 11.85% from $110,797 for the six months ended September 30, 1997 to $97,667 for the six-months ended September 30, 1998. This decrease was due to a decrease in service charges and late fees of $2,733 during the six-months ended September 30, 1998 compared to the six-months ended September 30, 1997. There was also a decrease in gain from real estate operations of $3,276 from $3,965 for the six-months ended September 30, 1997 to $689 for the same period ended September 30, 1998. Again this is mostly due to the loss on sale of a piece of real estate owned property. Other income for the six months ended September 30, 1997 compared to the six-months ended September 30, 1998 decreased $7,121. This was the result of refunds on credit life insurance due to early pay-off of consumer loans during the six-month period ended September 30, 1998. Also attributable was the interest on the Internal Revenue Service refund for the six-month period ended September 30, 1997.

         Non-interest expense increased $6,537 or 2.12% from $308,205 for the three months ended September 30, 1997 to $314,742 for the three months ended September 30, 1998. The primary reason for this increase is due to increased data processing fees of $4,972 due to new equipment support charges from the data center. Compensation and related expense are up $6,047, due to increased costs of medical insurance, ESOP related expenses, and employee training expenses. Professional fees for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 decreased $3,478, attributed to year end reporting costs being billed and paid in the June quarter of the current year.

         Non-interest expense for the six months ended September 30, 1998 compared to the six months ended September 30, 1997 increased $39,065 or 6.48% from $603,210 to $642,275. This increase is mainly attributed to an increase in professional fees of $20,877 or 30.88%. The increase in professional fees is due to consultations dealing with Oklahoma Tax Commission audit and a business plan analysis. Compensation and related expenses are up $10,275 for the six-month period; reasons are the same as for the related three-month period above. Data processing costs are up $4,014 again due to the increased new equipment support charges.

         Income tax expense increased $1,100 or 1.67% from $65,900 for the three months ended September 30, 1997 to $67,000 for the same period ended September 30, 1998. This increase is due to the anticipated use of all the state tax loss carryforward; therefore for the current year a nominal percentage has been added for a state tax accrual. Income tax expense decreased $12,650 or 8.68%, from $145,750 for the six months ended September 30, 1997 to $133,100 for the six months ended September 30, 1998, due to lower pre-tax income.


Earnings Per Share:

         Effective with the quarter ended December 30, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. The Statement is to be applied to financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Statement requires restatement of all prior-period earnings per share (EPS) data presented.

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

         The most significant data processing applications of the Bank that could be affected by this problem are provided by a third party service bureau. The Bank has developed a plan to evaluate and test critical systems as they relate to the year 2000 issues and the Bank's service center. The Bank is evaluating their internal data processing applications and is in the process of updating all computer terminals and installing a network system. The Bank has estimated the cost of addressing the Year 2000 issue to be approximately
$100,000, consisting of $60,000 for new bank computer equipment, $30,000 relating to service bureau fees and approximately $10,000 for various other training and consulting fees. As of September 30, 1998, the Bank has expended $37,000 for upgraded computer equipment. This expenditure is all capitalized and will be depreciated over a three year period. Data processing costs of $5,400 associated with Year 2000 expenses have been expensed as of September

30, 1998 and will continue for an eighteen month period through the end of 1999. Expenses relating to training costs for the Year 2000 have been $3,500 as of September 30, 1998. The bank's data service center currently has a target date of not later than December 31, 1998 for external and internal testing of modifications to critical systems. This testing is to include testing of interfaces between the Bank computer network, installed in October 1998, and the data service center. If there is a problem with the service center or the Bank relating to the year 2000 issue the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Bank.

 Liquidity and Capital Resources:


         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U. S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that the bank maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The Bank is in compliance with all liquidity ratios as of September 30, 1998. Management manages its liquidity ratio to meet its funding needs for deposit outflows, loan principal disbursements, operating expenses, and disbursements of payments collected from borrowers for taxes and insurance. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

         The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. In addition the Bank may borrow funds from time to time from the Federal Home Loan Bank of Topeka. At September 30, 1998 the Bank had $0 borrowed on its line of credit from the Federal Home Loan Bank. The available line of credit currently is set at $3,000,000 with an adjustable interest rate. The Bank draws against the line to met current liquidity needs. Besides the line of credit the Bank has $4,500,000 in adjustable rate advances at the Federal Home Loan Bank of Topeka outstanding at September 30, 1998.

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

         The Bank invests its excess funds in overnight deposits with the Federal Home Loan Bank of Topeka, which generally provides liquidity to meet lending requirements and savings withdrawal funding requirements. When warranted, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits, some of which may also qualify as liquid investments under current OTS regulations. At September 30, 1998 cash and cash equivalents were $5,337,150 up from $3,307,419 at March 31, 1998. The primary reason for this increase is due to investment securities and mortgage backed securities being called in. These excess funds are being used to fund new loan originations and pay off maturing advances.

         The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by OTS thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. These standards require financial institutions to have minimum regulatory capital equal to 2.0% of tangible assets; minimum core capital equal to 4.0% of adjusted tangible assets; and risk-based capital equal to 8.0% of risk-based assets. At September 30, 1998 the Bank's capital requirements and actual capital under the OTS regulations are as follows:

                                     Amount           Percent
                                   (thousands)       of Assets
                                   -----------       ---------
         Tangible capital:
              Actual                     6,671         14.18%
              Required                     941          2.00%
                                    ----------         ------
              Excess                     5,730         12.18%
                                    ----------         ------

         Core capital:
              Actual                     6,671         14.18%
              Required                   1,882         4.00%
                                    ----------         ------
              Excess                     4,789         10.18%
                                    ----------         ------

         Risk-based capital:
              Actual                     6,907         32.79%
              Required                   1,685         8.00%
                                    ----------         ------
              Excess                     5,222         24.79%
                                    ----------         ------

                              GUTHRIE SAVINGS, INC.
                           Part II - Other Information




Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
          The annual meeting was held July 15, 1998, the items submitted to a vote of the stockholders and the results of this vote were presented in the June 30, 1998 10-QSB.

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

Item 6. (a) Exhibit  regarding  computation  of Earnings  Per Share  Included in exhibit 11 is detail on computation of earnings per share.

Item 6. (b) Reports on Form 8 - K
          Form 8-K was filed September 16, 1998 (items 5 and 7). The report stated that the Registrant announced that its Board of Directors had declared a special cash dividend of $.50 per share to stockholders of record as of October 5, 1998. A press release was included as Exhibit 99.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GUTHRIE SAVINGS, INC.



Date November 12, 1998           By /s/William L. Cunningham
     --------------------           --------------------------------------------
                                    William L. Cunningham
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)


Date November 12, 1998           By /s/Kimberly D. Walker
     --------------------           --------------------------------------------
                                    Kimberly D. Walker
                                    Treasurer
                                    (Principal Financial and Accounting Officer)