Form 10QSB
period 1998-12-31
GUTHRIE SAVINGS INC
filed 1999-02-12
CIK 925533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1998

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

                                Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1999:

        $.01 par value common stock                       402,257 shares
                 (Class)                                  (Outstanding)

Transitional Small Business Disclosure Format

                                 Yes[ ] No[ X ]

                              GUTHRIE SAVINGS, INC.


                                      INDEX


                                                                                                        Page Number

PART I - FINANCIAL INFORMATION
    Item 1.Financial Statements
           Consolidated Statements of Financial Condition as of March 31, 1998 and
           December 31, 1998  (unaudited)                                                                   1
           Consolidated Statements of Income for the Three and Nine Months Ended
           December 31, 1997 and 1998 (unaudited)                                                           2
           Consolidated Statements of Comprehensive Income for the Three and Nine
           Months Ended December 31, 1997 and 1998 (unaudited)                                              3

           Consolidated Statement of Cash Flows for the Nine Months
           Ended December 31, 1997 and 1998 (unaudited)                                                   4-5
           Notes to Consolidated Financial Statements                                                     6-9

    Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                   10-14

PART II - OTHER INFORMATION

    Item 1.Legal Proceedings                                                                               15

    Item 2.Changes in Securities                                                                           15

    Item 3.Defaults in Senior Securities                                                                   15

    Item 4.Submission of matters to a vote of security holders                                             15

    Item 5.Other Information                                                                               15

    Item 6(a).    Exhibits                                                                                 15

    Item 6(b).    Reports on Form 8-K                                                                      15
SIGNATURES                                                                                                 16


                              GUTHRIE SAVINGS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition

                                                                                  December 31,
                                                                    March 31,        1998
                                    ASSETS                            1998        (unaudited)
                                    ------                       ------------    ------------

Cash and cash equivalents
   Interest bearing                                              $  2,995,502    $  4,817,784
   Non-interest bearing                                               311,917         271,471
                                                                 ------------    ------------
                                                                    3,307,419       5,089,255
Held-to-maturity investment securities                              3,900,000         800,000
Available-for-sale investment securities                            2,174,751       2,220,073
Mortgage-backed securities held to maturity                        12,615,162      12,545,587
Loans receivable,net                                               25,573,437      24,492,251
Loans held-for-sale                                                    81,757         111,624
Accrued income receivable                                             262,853         237,975
Real estate owned and other
   repossessed property, net                                           10,500            --
Office properties and equipment, net                                  569,093         722,004
Prepaid expenses and other assets                                     131,926         154,705
                                                                 ------------    ------------
                                                                 $ 48,626,898    $ 46,373,474
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                      $ 35,537,831    $ 35,749,037
   FHLB line of credit and advances                                 5,196,000       3,000,000
   Advances from borrowers for taxes and insurance                     48,988          18,071
   Deferred income                                                     50,824          43,859
   Accrued expenses and other liabilities                             109,081         115,550
   Income taxes
     Deferred                                                         121,206         (54,799)
     Current                                                           26,840         136,910
                                                                 ------------    ------------
                                                                   41,090,770      39,008,628
                                                                 ------------    ------------
Stockholders' Equity
   Preferred stock, $.01 par value; 1,000,000
     shares authorized, no shares outstanding                            --              --
   Common stock, $.01 par value; 3,000,000 shares
     authorized, 515,125 shares issued and outstanding                  5,151           5,151
   Additional paid-in capital                                       4,811,997       4,811,997
   Retained income (substantially restricted)                       4,541,553       4,636,783
   Treasury Stock, at cost 97,668 shares at March 31, 1998
     and 112,868 shares at December 31, 1998                       (1,447,775)     (1,750,619)
   Unamortized stock acquired by Employee Stock Ownership Plan       (267,865)       (267,865)
   Unamortized stock acquired by Management Stock Bonus Plan         (103,490)        (71,576)
   Accumulated other comprehensive income                              (3,443)            975
                                                                 ------------    ------------
                                                                    7,536,128       7,364,846
                                                                 ------------    ------------
                                                                 $ 48,626,898    $ 46,373,474
                                                                 ============    ============

                              GUTHRIE SAVINGS, INC.
                        Consolidated Statements of Income

                                               Three Months Ended          Nine Months Ended
                                                   December 31,                December 31,
                                                   ------------                ------------
                                                1997          1998         1997         1998
                                             ----------    ----------   ----------   ----------
                                             (unaudited)   (unaudited)  (unaudited)  (unaudited)
INTEREST INCOME
   Interest on loans                         $  556,162    $  553,982   $1,643,652   $1,707,386
   Interest and dividends
     on investment securities                   145,840       109,452      503,317      360,794
   Interest on mortgage-
     backed securities                          188,736       193,043      604,769      594,915
                                             ----------    ----------   ----------   ----------
       Total interest income                    890,738       856,477    2,751,738    2,663,095
                                             ----------    ----------   ----------   ----------
INTEREST EXPENSE
   Deposits                                     390,200       378,214    1,155,973    1,151,007
   Borrowed money                                64,380        48,344      260,276      183,499
                                             ----------    ----------   ----------   ----------
       Total interest expense                   454,580       426,558    1,416,249    1,334,506
                                             ----------    ----------   ----------   ----------
       Net interest income                      436,158       429,919    1,335,489    1,328,589
PROVISION FOR LOSSES
   ON LOANS                                       1,395         2,445        2,708        6,709
                                             ----------    ----------   ----------   ----------
       Net interest income after
         provision for loan losses              434,763       427,474    1,332,781    1,321,880
                                             ----------    ----------   ----------   ----------
NON-INTEREST INCOME
   Service charges and late fees                 48,520        43,503      139,078      131,328
   Other income                                   5,441         5,609       21,715       14,762
   Gain (Loss) from real estate operations       (2,222)        4,352        1,744        5,041
                                             ----------    ----------   ----------   ----------
                                                 51,739        53,464      162,537      151,131
                                             ----------    ----------   ----------   ----------
NON-INTEREST EXPENSE
   Compensation and related expenses            165,580       170,145      473,664      488,504
   Occupancy expense                             19,558        37,784       48,718       67,844
   Professional fees                             17,191        21,800       81,863      110,278
   Federal insurance premium                      5,401         5,129       16,189       15,867
   Data processing                               19,686        32,369       63,753       80,450
   Bank charges                                  12,967        13,526       39,231       43,909
   Other expense                                 52,025        72,024      172,199      188,202
                                             ----------    ----------   ----------   ----------
                                                292,408       352,777      895,617      995,054
                                             ----------    ----------   ----------   ----------
       Income before income taxes               194,094       128,161      599,701      477,957
INCOME TAX EXPENSE (BENEFIT)                     70,050        48,500      215,800      181,600
                                             ----------    ----------   ----------   ----------
       Net income                            $  124,044    $   79,661   $  383,901   $  296,357
                                             ==========    ==========   ==========   ==========
BASIC:
       Earnings per share                    $     0.33    $     0.22   $     1.01   $     0.79
                                             ==========    ==========   ==========   ==========
       Weighted average common shares
             outstanding                        377,181       369,994      381,227      376,726
                                             ==========    ==========   ==========   ==========
DILUTED:
       Earnings per share                    $     0.32    $     0.22   $     0.98   $     0.76
                                             ==========    ==========   ==========   ==========
       Weighted average common shares
             outstanding                        389,850       385,350      392,941      391,169
                                             ==========    ==========   ==========   ==========
DIVIDENDS PER SHARE                          $     --      $     --     $     0.50   $     0.50
                                             ==========    ==========   ==========   ==========


                              GUTHRIE SAVINGS, INC.
                 Consolidated Statements of Comprehensive Income


                                             Three Months Ended         Nine Months Ended
                                                December 31,               December 31,
                                           -----------------------    -------------------------
                                              1997         1998           1997         1998
                                           ----------   ----------     ----------   -----------
                                           (Unaudited)  (Unaudited)    (Unaudited)  (Unaudited)

Net income                                   $124,044     $ 79,661       $383,901     $296,357
                                             --------     --------       --------     --------
Other comprehensive income,
 net of tax:
   Unrealized gains (losses on securities:
      Unrealized holding gains (losses)
        arising during period                  32,659       (4,502)        43,180        4,418
      Less:  reclassification adjustment
        for gains included in net income         --           --             --           --
                                             --------     --------       --------     --------

           Total other comprehensive
               income                          32,659       (4,502)        43,180        4,418
                                             --------     --------       --------     --------
Comprehensive income                         $156,703     $ 75,159       $427,081     $300,775
                                             ========     ========       ========     ========



                              GUTHRIE SAVINGS, INC.
                      Consolidated Statements of Cash Flows

                                                                     Nine Months Ended December 31,
                                                                     ------------------------------
                                                                        1997             1998
                                                                     ------------    ------------
                                                                      (unaudited)     (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $    383,901    $    296,357
    Ajustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                                       23,694          24,042
        FHLB Stock dividend                                               (36,000)        (38,200)
        Decrease (increase) in accrued interest receivable                 20,762          24,878
        Increase (decrease) in accrued and deferred
           income taxes                                                    33,096         (68,639)
        Increase (decrease) in accrued expenses                            36,028           6,469
        Origination of loans held-for-sale                               (289,950)     (2,479,850)
        Sale of loans held-for-sale                                       292,747       2,651,567
        Gain (loss) on sales of loans held-for-sale                         2,463          22,253
        Amortization of premiums and discounts
             on investments and loans                                       2,228          (3,266)
        Amortization of deferred gain on sale of real estate owned         (4,666)         (6,965)
        Provision for losses on loans and real estate owned                 2,708           6,709
        Amortization related to ESOP and MSBP                              23,182          31,914
        (Increase) decrease in other assets                                (9,757)        (22,779)
                                                                     ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 480,436         444,490
                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net loan (originations) and principal payments on loans
         held for investment                                           (1,568,800)        884,030
    Principal repayments on mortgage-backed securities
         held to maturity                                               1,980,837       2,166,920
    Acquisition of mortgage-backed investment securities
         held to maturity                                                    --        (2,118,912)
    Acquisition of held to maturity investment securities                (500,000)       (300,000)
    Maturity of held to maturity investment securities                  3,800,000       3,400,000
    Acquisition of fixed assets                                            (2,052)       (176,953)
    Proceeds from sale of real estate acquired in settlement
         of loans                                                            --             8,652
                                                                     ------------    ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        3,709,985       3,863,737
                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                   673,273         204,497
    Net increase (decrease) in escrow accounts                            (28,043)        (30,917)
    Proceeds from FHLB advance                                          8,300,000            --
    Repayments of FHLB advance                                        (10,804,000)     (2,196,000)
    Cash Dividend Paid                                                   (208,730)       (201,127)
    Purchase of treasury stock                                           (563,525)       (302,844)
                                                                     ------------    ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     $ (2,631,025)   $ (2,526,391)
                                                                     ------------    ------------



NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                        $1,559,396   $1,781,836
BEGINNING CASH AND CASH EQUIVALENTS                    $  522,829   $3,307,419
                                                       ----------   ----------

ENDING CASH AND CASH EQUIVALENTS                       $2,082,225   $5,089,255
                                                       ==========   ==========

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest on deposits and advances              $1,417,814   $1,348,415
        Income taxes                                   $  182,703   $  293,788
        Transfers from loans to real estate acquired
              through foreclosure                      $   10,500   $     --






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

         The results of operation for the nine month period ended December 31, 1998 are not necessarily indicative of the results which may be expected for the year ending March 31, 1999.

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

3.       Investment Securities

         A summary of the Bank's investment securities as of March 31, 1998 and December 31, 1998 is as follows:

                                               Carrying Value              Market Value
                                               --------------              ------------
                                           March 31,        December 31,   December 31,
                                             1998             1998            1998
                                        --------------   --------------   --------------
Held-to-maturity:
   Bonds, notes and debentures:
      Government Agency Securities      $ 3,900,000.00   $   800,000.00   $   804,163.00
                                        --------------   --------------   --------------
Total held-to-maturity                  $ 3,900,000.00   $   800,000.00   $   804,163.00
                                        ==============   ==============   ==============

Available-for-sale:
   Debt securities:
       Government Agency Securities     $ 1,500,000.00   $ 1,500,000.00   $ 1,501,573.00
       Net unrealized gain (loss)            (5,549.00)        1,573.00          --
                                        --------------   --------------   --------------
                                        $ 1,494,451.00   $ 1,501,573.00   $ 1,501,573.00
                                        ==============   ==============   ==============

Equity securities:
    Stock in Federal Home Loan Bank     $   680,300.00   $   718,500.00   $   718,500.00
                                        --------------   --------------   --------------
                                        $   680,300.00   $   718,500.00   $   718,500.00
                                        --------------   --------------   --------------

Total available-for-sale                $ 2,174,751.00   $ 2,220,073.00   $ 2,220,073.00
                                        ==============   ==============   ==============


4.       Mortgage-Backed Securities
         All  of  the  Bank's  mortgage-backed   securities  are  classified  as
         held-to-maturity. A summary of the Bank's mortgage-backed securities as of March 31, 1998 and December 31, 1998 is as follows:

                                                       Carrying Value            Market Value
                                                       --------------            ------------
                                                   March 31,     December 31,    December 31,
                                                     1998            1998            1998
                                                ------------    ------------    ------------
Mortgage-Backed Securities(Held-to-Maturity):
   GNMA-ARM's                                   $  2,875,329    $  2,283,664    $  2,339,328
   FNMA-ARM's                                      1,302,822       1,633,784       1,662,085
   FHLMC-ARM's                                     1,216,788       1,060,216       1,055,909
   FHLMC-fixed rate                                1,257,818         956,041         976,777
   GNMA-fixed rate                                   310,058         172,038         180,569
   FNMA-fixed rate                                   551,302       1,826,062       1,853,025
   Collateralized mortgage obligation
      -Government Agency                           4,989,740       4,493,826       4,556,468
                                                ------------    ------------    ------------
                                                  12,503,857      12,425,631      12,624,161
   Unamortized premiums                              119,158         126,019
   Unearned discounts                                 (7,853)         (6,063)           --
                                                ------------    ------------    ------------
Total Mortgage-Backed Securities
   (Held-to-Maturity)                           $ 12,615,162    $ 12,545,587    $ 12,624,161
                                                ============    ============    ============


5.       Loans Receivable, Net

         A summary of the Bank's loans receivable at March 31, 1998 and December 31, 1998 is as follows:


                                                 March 31,     December 31,
                                                   1998            1998
                                              ------------    ------------
Mortgage loans:
   Secured by one to four family residences   $ 18,758,433    $ 17,925,443
   Secured by other properties                   1,763,895       1,761,324
   Construction loans                            2,097,800       2,230,200
   Other                                           727,864       1,121,684
                                              ------------    ------------
                                                23,347,992      23,038,651
Less:
   Unearned discounts and loan fees                (72,674)        (60,435)
   Undisbursed loan proceeds                    (1,092,005)     (1,765,412)
   Allowance for loan losses                      (273,254)       (276,657)
                                              ------------    ------------
       Total mortgage loans                     21,910,059      20,936,147
                                              ------------    ------------
Consumer and other loans:
   Loans on deposits                               560,014         348,602
   Home equity and second mortgage               1,267,008       1,243,812
   Other                                         1,923,108       2,036,257
                                              ------------    ------------
                                                 3,750,130       3,628,671
Less:
   Undisbursed loan proceeds                        (6,770)           --
   Allowance for loan losses                       (79,982)        (72,567)
                                              ------------    ------------
       Total consumer and other loans            3,663,378       3,556,104
                                              ------------    ------------
Net Loans Receivable                          $ 25,573,437    $ 24,492,251
                                              ============    ============


         A summary of the Bank's allowance for loan losses for the periods indicated is as follows:


                          Three Months Ended       Nine Months Ended
                             December 31,             December 31,
                        ----------------------    ----------------------
                           1997         1998         1997         1998
                        ---------    ---------    ---------    ---------
Balance, beginning      $ 367,717    $ 348,605    $ 376,692    $ 353,236
Provision charged
    to operations           1,395        2,445        2,708        6,709
Loans charged off,
    net of recoveries     (10,585)      (1,826)     (20,873)     (10,721)
                        ---------    ---------    ---------    ---------
                        $ 358,527    $ 349,224    $ 358,527    $ 349,224
                        =========    =========    =========    =========

6.       Real Estate Owned or in Judgement and Other Repossessed Property:

                                              March 31,    September 30,
                                               1998            1998
                                              ---------    -------------
Real estate acquired by foreclosure           $10,500           $   --
Other repossed assets                            --                 --
Allowance for loss                               --                 --
                                              -------           ------
        Total                                 $10,500           $   --
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

         At December 31, 1998, the Bank had outstanding commitments to fund real estate loans of $48,000. This commitment was to fund one fixed rate loan at 7.75%.

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

9.       Comprehensive income


         Effective April 1, 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130 entitled "Reporting Comprehensive Income" (SFAS No. 130). This statement requires disclosures of the components of comprehensive income and the accumulated balance of other comprehensive income within consolidated total stockholders' equity. The adoption of the provisions of SFAS No. 130, which are only of a disclosure nature, did not effect the Corporation's consolidated financial position, results of operations or liquidity.

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

         Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended December 31, 1998. The Bank is primarily engaged in the business of accepting deposits from the general public and using these funds to originate traditional real estate loans on one-to-four family dwellings along with consumer loans. When deposit inflows exceeds loan demand, the Bank will also purchase mortgage-backed securities and investment securities.

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

Results of Operations: Comparison of the three months ended December 31, 1997 and 1998 and the nine months ended December 31, 1997 and 1998.


         Net income decreased $44,383 or 35.78% from $124,044 for the three months ended December 31, 1997 to $79,661 for the three months ended December 31, 1998. This decrease was due to a combination of factors that include, called investments, increased occupancy expenses, and an increase in data expenses attributable to Year 2000 costs.

         Net income decreased $87,544 or 22.80% from $383,901 for the nine months ended December 31, 1997 to $296,357 for the nine months ended December 31, 1998. This decrease is due to the same combination of factors as stated for the above three-month period.

         Net interest income before provision for losses on loans, for the three months ended December 31, 1998 decreased $6,239 or 1.43% compared to the three months ended December 31, 1997, from $436,158 to $429,919. This decrease was mainly due to a decrease in interest on investment securities offset by a decrease in interest on borrowed money and a slight decrease in interest income on loans. Interest income on investments and mortgage-backed securities decreased $32,081 or 9.59% due to securities maturing or being called. This decrease in investment interest income was offset by a decrease in interest expense on borrowed money of $16,036. Borrowings were paid down as securities matured or were called. Interest income on loans decreased $2,180 or 0.39% for the quarter ended December 31, 1998 compared to the quarter ended December 1997 due to an increase in loan pay-off.

         Net interest income before provision for losses on loans, for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997, decreased $6,900 or 0.52%. Interest income for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 decreased $88,643 or 3.22%. This decrease was due to a decrease in investment interest income, due to matured and called securities, off set by an increase in loan interest income. Investment interest income decreased $152,377 while interest on loans increased $63,734. The other contributing factor to the decrease in net interest income for the nine-month period is the decrease in interest expense on borrowed money of $76,777. This decrease is attributable to borrowed money being repaid as investment securities matured or paid off. There was a decrease in interest on deposits of $4,966; this decrease was due to a decrease in deposit interest rates.

         Provision for loan losses increased from $1,395 for the three months ended December 31, 1997 to $2,445 for the three months ended December 31, 1998. This increase was based on management's evaluation of the allowance for loan losses.

         The provision for losses on loans increased for the nine months ended December 31, 1998 by $4,001 or 147.75% from $2,708 for the nine months ended December 31, 1997 to $6,709 for the nine months ended December 31, 1998. This increase was based on management's evaluation of the adequacy of the allowance for loan losses.

         Non-interest income increased $1,725 or 3.33% from $51,739 for the three months ended December 31, 1997 to $53,464 for the three months ended December 31, 1998. This increase was due to an increase in gain from real estate operations offset by a decrease in service charges and late fees. Gain from real estate operations was up $6,574 from $(2,222) for the three months ended December 31, 1997 to $4,352 for the three months ended December 31, 1998. This increase was attributable to increased amortization of deferred gain on real estate sales because of a loan pay-off. Service charges and late fees decreased $5,017 for the three-month period.

         Non-interest income for the nine-month period ended December 31, 1998 was down $11,406 or 7.02% from $162,537 for the nine months ended December 31, 1997 to $151,131 for the nine months ended December 31, 1998. This decrease was due to a decrease in service charges and late fees of $7,750 during the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997. There was an increase in gain from real estate operations of $3,297 for the nine-month period. Again this increase was due to the increased amortization of deferred gain on real estate sales due to early loan payoff. Other income for the nine months ended December 31, 1997 compared to the nine-months ended December 31, 1998 decreased $6,953. This was the result of refunds on credit life insurance due to early pay-off of consumer loans during the nine-month period ended December 31, 1998. Also attributable was the interest on the Internal Revenue

Service refund for the nine-month period ended December 31, 1997.

         Non-interest expense increased $60,369 or 20.65% from $292,408 for the three months ended December 31, 1997 to $352,777 for the three months ended December 31, 1998. One contributing reason for this increase is data processing fees of $12,683 due to new equipment support charges from the data center. Compensation and related expense are up $4,565, due to increased costs of medical insurance, ESOP related expenses, and employee training expenses. Professional fees for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 increased $4,609. Other expense is up $19,999 or 38.40% due to Year 2000 expenses. Occupancy expense also increased $18,226 for the three-month period ended December 31, 1998 compared to December 31, 1997 from $37,784 to $19,558. The increase in occupancy expense is due to increased new equipment depreciation and remodeling expenses.

         Non-interest expense for the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997 increased $99,437 or 11.10% from $895,617 to $995,054. This increase is mainly attributed to an increase in professional fees of $28,415 or 34.71%. The increase in professional fees is due to consultations dealing with Oklahoma Tax Commission audit and a business plan analysis. Again other expense is up $16,003 or 9.29%, due to Year 2000 costs. Compensation and related expenses are up $14,840 for the nine-month period; reasons are the same as for the related three-month period above. Data processing costs are up $16,697 again due to the increased new equipment support charges.

         Income tax decreased $21,550 or 30.76% from $70,050 for the three months ended December 31, 1997 to $48,500 for the three months ended December 31, 1998, due to lower pre-tax income. Income tax for the nine months ended December 31, 1997 compared to the nine months ended December 31, 1998 decreased $34,200 or 15.85% again due to lower pre-tax income.


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

Year 2000 Issue

         A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Bank. Data processing is also essential to most other financial institutions and many other companies.

         The most significant data processing applications of the Bank that could be affected by this problem are provided by a third party service bureau. The Bank has developed a plan to evaluate and test critical systems as they relate to the year 2000 issues and the Bank's service center. The Bank is evaluating their internal data processing applications and has updated all computer terminals and installed a network system. The Bank has estimated the cost of addressing the Year 2000 issue to be approximately $100,000, consisting of $60,000 for new bank computer equipment, $30,000 relating to service bureau fees and approximately $10,000 for various other training and consulting fees. As of December 31, 1998 the Bank has expended $37,000 for upgraded computer equipment. This expenditure is all capitalized and will be depreciated over a three period. Data processing costs and conversion costs of $22,730 associated with Year 2000 expenses have been expensed as of December 31, 1998 and $600 per month of data processing costs will continue through the end of 1999. Expenses relating to training costs for the Year 2000 have been $3,500 as of December 31, 1998. The bank's data service center currently has started external and internal testing of modifications to critical systems. This testing includes testing of interfaces between the Bank computer network, installed in October 1998, and the data service center. We have also been evaluating our non-information technology systems (e.g., vault timers, electronic door lock and heating, ventilation and air conditioning controls). We have examined all of our non-information technology systems and have either received certifications of year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the year 2000. We expect to further test the systems we control and receive third party certification, where appropriate, that they will function. We do not expect any material costs to address our non-information technology systems and have not had any material costs to date. We have determined that the information technology systems (computer systems) we use have substantially more year 2000 risk than the non-information technology systems we use.

We have evaluated most of our borrowers and do not believe that the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. We believe that most of our residential borrowers are not dependent on their home computers for income and that none of our commercial borrowers are so large that a year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. As a result, we have not contacted residential borrowers concerning this issue and do not consider this issue in our residential loan underwriting process. We have contacted all our commercial borrowers and consider this issue during commercial loan underwriting. We do not expect any material costs to address this risk area.

If there is a problem with the service center or the Bank relating to the year 2000 issue the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operation of the Bank. If our service bureau fails, which we do not anticipate, we will enter deposit and loan transactions by hand in our general ledger and compute loan payments and deposit balances and interest with our existing computer system. We can do this because of our relatively small number of loan and deposit accounts and our internal bookkeeping system. Our computer systems are independently able to generate label and mailings for all of our customers and we periodically test this system and print and store this material. If this labor-intensive approach is necessary, management and our employees will become much less efficient. However, we believe that we would be able to operate in this manner indefinitely, until our existing service bureau is able to again provide data processing services.


 Liquidity and Capital Resources:


         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U. S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that the bank maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The Bank is in compliance with all liquidity ratios as of December 31, 1998. Management manages its liquidity ratio to meet its funding needs for deposit outflows, loan principal disbursements, operating expenses, and disbursements of payments collected from borrowers for taxes and insurance. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

         The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. In addition the Bank may borrow funds from time to time from the Federal Home Loan Bank of Topeka. At December 31, 1998 the Bank had $0 borrowed on its line of credit from the Federal Home Loan Bank. The available line of credit currently is set at $3,000,000 with an adjustable interest rate. The Bank draws against the line to met current liquidity needs. Besides the line of credit the Bank has $3,000,000 in adjustable rate advances at the Federal Home Loan Bank of Topeka outstanding at December 31, 1998.

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

         The Bank invests its excess funds in overnight deposits with the Federal Home Loan Bank of Topeka, which generally provides liquidity to meet lending requirements and savings withdrawal funding requirements. When warranted, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits, some of which may also qualify as liquid investments under current OTS regulations. At December 31, 1998 cash and cash equivalents were $5,089,255 up from $3,307,419 at March 31, 1998. The primary reason for this increase is due to investment securities and mortgage backed securities being called in. These excess funds are being used to fund new loan originations and pay off maturing advances.

         The Bank is required to maintain specified amounts of capital pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and regulations promulgated by OTS thereunder. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. These standards require financial institutions to have minimum regulatory capital equal to 2.0% of tangible assets; minimum core capital equal to 4.0% of adjusted tangible assets; and risk-based capital equal to 8.0% of risk-based assets. At December 31, 1998 the Bank's capital requirements and actual capital under the OTS regulations are as follows:

                                       Amount              Percent
                                    (thousands)           of Assets
                                    -----------           ---------
         Tangible capital:
              Actual                    6,749               14.65%
              Required                    921                2.00%
                                        -----               -----
              Excess                    5,828               12.65%
                                        =====               =====

         Core capital:
              Actual                    6,749               14.65%
              Required                  1,842                4.00%
                                        -----               -----
              Excess                    4,907               10.65%
                                        =====               =====

         Risk-based capital:
              Actual                    6,986               33.48%
              Required                  1,669                8.00%
                                        -----               -----
              Excess                    5,317               25.48%
                                        =====               =====

                              GUTHRIE SAVINGS, INC.
                           Part II - Other Information



Item 1.  Legal Proceedings
           Not applicable

Item 2.  Changes in Securities
           Not applicable

Item 3.  Defaults upon Senior Securities
           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
           Not applicable.


Item 5.  Other Information
           Not  applicable.

Item 6.   (a) Exhibit regarding computation of Earnings Per Share
              Included in exhibit 11 is detail on computation of earnings per share.

Item 6.   (b) Reports on Form 8 - K
              Not applicable


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GUTHRIE SAVINGS, INC.



Date February 12, 1998             By /s/William L. Cunningham
     -----------------             -------------------------------------
                                   William L. Cunningham
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)


Date February 12, 1998             By /s/Kimberly D. Walker
     -----------------             ------------------------------------
                                   Kimberly D. Walker
                                   Treasurer
                                  (Principal Financial and Accounting Officer)