Form 10KSB40
period 1999-03-31
GUTHRIE SAVINGS INC
filed 1999-06-28
CIK 925533

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the fiscal year ended March 31, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                to             .
                                        ------------    ------------

Commission File No. 0-24468

                              GUTHRIE SAVINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Oklahoma                                                           73-1452383
---------------------------------------------                 ------------------
(State or Other Jurisdiction of Incorporation                    I.R.S. Employer
or Organization)                                              Identification No.

120 North Division, Guthrie, Oklahoma                                73044
-------------------------------------                         ------------------
(Address of Principal Executive Offices                            (Zip Code)

Issuer's Telephone Number, Including Area Code:                 (405) 282-2201
                                                              ------------------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $3.7 million

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on an estimate of the average bid and asked price of the registrant's common stock on June 23, 1999, was $4.9 million (estimated at $18.50 per share multiplied by 265,938 shares of common stock).

         As of June 23, 1999, there were issued and outstanding 402,257 shares of the registrant's common stock.

         Transition Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the annual report to stockholders for the fiscal year ended March 31, 1999. (Parts II and III)

          2. Portions of the proxy statement for the annual meeting of stockholders for the fiscal year ended March 31, 1999. (Part III)

         Guthrie Savings, Inc. (the "Company" or "we") may from time to time make written or oral "forward-looking statements", including statements contained in our filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and its exhibits), in our reports to stockholders and in our other communications, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of our plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which we conduct operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for our products and services; our success in gaining regulatory approval of our products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and our success in managing these factors.

         This list of important factors is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that we may make from time to time.

PART I

Item 1.  Description of Business
--------------------------------

Business of the Company

         We are an Oklahoma-chartered corporation organized in May 1994 at the direction of Guthrie Federal Savings and Loan Association in connection with that association's conversion from the mutual to stock form. On October 11, 1994, the association completed its conversion and changed its name to Guthrie Federal Savings Bank (the "Bank") and became our wholly owned subsidiary. We are a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which we may engage provided the Bank retains a specified amount of its assets in housing-related investments. At March 31, 1999, the Company had total consolidated assets of $45.8 million and stockholders' equity of $7.4 million. On May 26, 1999, we signed and announced the execution of a Stock Purchase Agreement with Local Oklahoma Bank, N.A. ("Local Oklahoma"). The proposal that Local Oklahoma acquire our stock and merge the Bank into Local Oklahoma will be considered for approval by our shareholders at our annual meeting which is expected to be held in July 1999.

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

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated:

                                               1998                           1999
                                      -------------------------  ------------------------
                                           $             %            $            %
                                      ---------      ----------  --------      -----------
Type of Loan:
Real estate loans:
  Construction .....................   $  2,098         8.18%    $  1,630         6.55%
  Residential ......................     19,568        76.27       18,644        78.33
  Non-residential ..................      1,763         6.87        1,722         7.23
  Second mortgage and other equity .      1,267         4.94        1,121         4.71
Consumer loans:
  Savings account ..................        560         2.18          352         1.48
  Automobile .......................      1,457         5.68        1,615         6.79
  Other ............................        466         1.82          445         1.87
                                       --------       ------      -------       ------
    Gross loans ....................     27,179       105.94       25,529       107.26
Less:
  Loans in process .................     (1,098)       (4.28)      (1,332)       (5.60)
  Deferred loan origination fees and        (73)       (0.28)         (56)       (0.24)
costs
  Allowance for loan losses ........       (353)       (1.38)        (339)       (1.42)
                                       --------       ------     --------       ------
Total loans, net ...................   $ 25,655       100.00%    $ 23,802       100.00%
                                       ========       ======     ========       ======

Type of Security:
Residential real estate:
    1-4 family .....................   $ 21,961        85.60%    $ 20,081        84.37%
    Other dwelling units ...........        244          .95          222          .93
    Land ...........................        728         2.84        1,092         4.59
Non-residential ....................      1,763         6.87        1,722         7.23
Savings accounts ...................        560         2.18          352         1.48
Automobiles ........................      1,457         5.68        1,615         6.79
Other ..............................        466         1.82          445         1.87
Less:
  Loans in process .................     (1,098)       (4.28)      (1,332)       (5.60)
  Deferred loan origination fees and        (73)       (0.28)         (56)       (0.24)
costs
  Allowance for loan losses ........       (353)       (1.38)        (339)       (1.42)
                                       --------       ------     --------       ------
    Total loans, net ...............   $ 25,655       100.00%    $ 23,802       100.00%
                                       ========       ======     ========       ======

Loan Maturity Tables

         The following table sets forth the maturity of the Company's loan portfolio at March 31, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $6.2 million and $ 9.5 million for the years ended March 31, 1998 and 1999, respectively. The increase is partially attributable to increased construction lending activities. All mortgage loans are shown as maturing based on contractual maturities.

                                                         Other
                                      1-4 Family      Residential,
                                      Real Estate        Land,
                                        Mortgage      Commercial      Construction    Consumer          Total
                                        --------      ----------      ------------    --------          -----
                                                                    (In Thousands)
Non-performing                           $   306          $    -          $   --        $    6         $   312
Amounts Due:
1 Year or less                                22              38           1,630           510           2,200

After 1 year:
  1 to 5 years                               889             766              --         1,672           3,327
  Over 5 years                            17,457           2,009              --           224          19,690
                                          ------           -----           -----         ------         ------

Total due after one year                  18,346           2,775              --         1,896          23,017
                                          ------           -----           -----        ------          ------

Total amount due                         $18,674          $2,813          $1,630        $2,412         $25,529
                                          ======           =====           =====         =====          ======

Less:
Allowance for loan loss                                                                                   (339)
Loans in process                                                                                        (1,332)
Deferred loan fees                                                                                         (56)
                                                                                                        ------
  Loans receivable, net                                                                                $23,802
                                                                                                       =======



         The following table sets forth the dollar amount of all loans due after March 31, 2000 which have pre-determined fixed interest rates or which have floating or adjustable interest rates.

                                                    Floating or
                                                    Adjustable
                               Fixed Rates             Rates             Total
                               -----------             -----             -----
                                                 (In Thousands)
One- to four-family........      $11,856              $ 6,490          $18,346
Other residential, land
  and commercial...........        1,953                  822            2,775
Construction...............           --                   --               --
Consumer...................        1,896                   --            1,896
                                   -----                -----            -----
  Total....................      $15,705               $7,312          $23,017
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

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. At March 31, 1999, the largest commercial real estate loan was secured by undeveloped land and had a balance of $500,000 and was current.

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

         Loan Purchases and Sales. The Bank did not sell or purchase loans during the year ended March 31, 1997. During the year ended March 31, 1999 and 1998, the Bank purchased no loans and sold $3,038,000 and $679,000 of loans, respectively. The Bank primarily sold 15- and 30-year fixed rate loans during the years ended March 31, 1999 and 1998. Rather than sell loans, the Bank also offers 30-year fixed rate mortgage loans that are underwritten by correspondent banks and mortgage banking companies. The Bank has generally not purchased loans during the past five years.

         Loan Commitments. The Bank issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitment requires acceptance within 10 days of the date of issuance. For commercial real estate loans or commercial loans in general, the commitment is issued for approximately 10 days and must be closed within 30 days of issuance. Commitments for consumer loans expire 30 days after issuance. At March 31, 1999, the Bank had $210,000 in commitments to originate mortgage loans.

         Loan Processing Fees. In addition to interest earned on loans, the Bank recognizes service charges that consist primarily of late charges. The Bank recognized loan processing fees of $12,000 and $10,000 for the years ended March 31, 1998, and 1999, respectively.

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

                                                                    At March 31,
                                                                    ------------
                                                                   1998     1999
                                                                   ----     ----
                                                          (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ................   $200    $306
  All other mortgage loans .....................................    --      --
Non-mortgage loans:
  Commercial ...................................................    --      --
  Consumer .....................................................      4       6
                                                                   ----    ----
Total ..........................................................   $204    $312
                                                                   ====    ====

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ................   $  0    $  0
  All other mortgage loans .....................................      0       0
                                                                   ----    ----
Total ..........................................................   $  0    $  0
                                                                   ====    ====
Total non-accrual and accrual loans ............................    204    $312
                                                                   ====    ====
Real estate owned ..............................................   $ 11    $  0
                                                                   ====    ====
Total nonperforming assets .....................................   $215    $312
                                                                   ====    ====
Total non-accrual and accrual loans to net loans ...............    .80%   1.31%
                                                                   ====    ====
Total non-accrual and accrual loans to total assets ............    .42%   0.68%
                                                                   ====    ====
Total nonperforming assets to total assets .....................    .44%   0.68%
                                                                   ====    ====

         Interest income that would have been recorded on renegotiated loans and loans accounted for on a non-accrual basis under the original terms of such loans was $21,600 and $33,500 for the years ended March 31, 1998 and 1999, respectively. Amounts foregone and not included in the Bank's interest income for the years ended March 31, 1998 and 1999 totalled and $7,300 and $8,300, respectively.

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

         The Bank held $0 in real estate owned at March 31, 1999.

         Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended March 31, 1998 and 1999, the Bank charged $3,000 and $6,500, respectively, to the provision for loan losses and $0 and $0, respectively, to the provision for losses on real estate owned and other repossessed assets.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that significant additional provisions for losses will not be required.

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                At March 31,
                              --------------------------------------------------
                                     1998                        1999
                              ------------------------   -----------------------
                                        Percent of                  Percent of
                                       Loans in Each               Loans in Each
                                        Category to                 Category to
                              Amount    Total Loan       Amount     Total Loans
                              ------    ----------       ------     -----------
                                            (Dollars in Thousands)

Residential real estate        $247        84.38%          $243       83.80%
Commercial real estate           26         6.48             26        6.75
Consumer ..............          80         9.14             70        9.45
                               ----       ------            ---      ------

Total .................        $353       100.00%          $339      100.00%
                               ====       ======            ===      ======


         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                              At March  31,
                                                       -------------------------
                                                          1998         1999
                                                          ----         ----
                                                        (Dollars in Thousands)

Total loans outstanding, net ........................   $ 25,655     $ 23,802
                                                        ========     ========
Average loans outstanding ...........................   $ 24,619     $ 25,018
                                                        ========     ========

Allowance balances (at beginning of period) .........        377          353

Provision (credit):
  Residential .......................................          0            0
  Consumer ..........................................          3            7
                                                        --------     --------
                                                               3            7
                                                        --------     --------
Charge-offs:
  Residential .......................................         (9)          (8)
  Consumer ..........................................        (25)         (16)
                                                        --------     --------
                                                             (34)         (24)
                                                        --------     --------
Recoveries:
   Residential ......................................          0            0
  Consumer ..........................................          7            3
                                                        --------     --------
                                                               7            3
                                                        --------     --------
Net (charge-offs) recoveries ........................        (27)         (21)
                                                        --------     --------
Allowance balance (at end of period) ................   $    353     $    339
                                                        ========     ========
Allowance for loan losses as a percent of total loans
  outstanding, net ..................................       1.38%        1.43%
Net loans charged off as a percent of average loans
  outstanding .......................................       0.11%        0.08%

         The following table sets forth information with respect to the Bank's allowance for losses on real estate owned and other repossessed assets at the dates indicated:

                                                       At March 31,
                                                   ------------------
                                                    1998        1999
                                                    ----        ----
                                                  (Dollars in Thousands)
Total real estate owned and other
  repossessed assets, net ...................        $11         $ 0
                                                     ===         ===

Allowance balances-beginning ................        $ 0         $ 0
Provision ...................................          0           0
Net charge-offs .............................          0           0
                                                     ---         ---
Allowance balances - ending .................        $ 0         $ 0
                                                     ===         ===

Allowance for losses on real estate owned and
  other repossessed assets to net real estate
  owned and other repossessed assets ........          0%          0%
                                                     ===         ===

Mortgage-Backed Securities and Investment Activities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities. At March 31, 1999, the Bank had an investment portfolio of approximately $1.6 million, consisting primarily of U.S. government agency obligations, U.S. Treasury securities, and FHLB stock, as permitted by the OTS regulations. The Bank has found its level of investment securities has increased in recent years as a result of repayments and prepayments on loans and mortgage-backed securities exceeding loan demand. The Bank has invested in mortgage-backed securities to offset this excess liquidity principally in Government National Mortgage Association ("GNMA") ARMs, Federal National Mortgage Association ("FNMA") ARMs, and FHLMC ARMs.

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

         The market value of investments and mortgage-backed securities held to maturity at March 31, 1999, was $1.0 million and $11.5 million, respectively, resulting in a net unrealized loss on investments held to maturity at such date of $1,000 and a net realized gain on mortgage-backed securities held-to-maturity of $47,000 at such date. The Bank anticipates having the ability to fund all of its investing activities from funds held on deposit at FHLB of Topeka. The Bank will continue to seek high quality investments with short to intermediate maturities and duration from one to five years. At March 31, 1999, the securities classified as available for sale had a carrying value of $648,000 net of an unrealized loss of $0.

Mortgage-Backed Securities

         To supplement lending activities in periods of deposit growth and/or declining loan demand, the Bank has increased its investments in residential mortgage-backed securities during recent years. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         The mortgage-backed securities portfolio as of March 31, 1999, consisted primarily of adjustable-rate certificates issued by FHLMC ($1.0 million), GNMA ($2.6 million), and FNMA ($1.6 million). To a lesser extent the mortgage backed securities portfolio also contains fixed-rate certificates issued by FHLMC, GNMA, and FNMA. At March 31, 1999, the carrying value of mortgage-backed securities totalled $7.9 million or 17.37% of total assets. The market value of such securities totalled approximately $7.9 million at March 31, 1999, resulting in a net unrealized loss of $9,000 in this portfolio. Additionally, as of March 31, 1999, the Bank held investments in collateralized mortgage obligations amounting to $3.5 million, which had an unrealized gain of $56,000.

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

         The collateralized mortgage obligations ("CMOs") (in the form of real estate mortgage investment conduits) held by Registrant at March 31, 1999 totaled $3.5 million and consisted of CMOs issued by FHLMC, FNMA and private issuers. The aggregate book value of CMOs issued by any one private issuer did not exceed 10% of stockholders' equity at March 31, 1999 or 1998. The portfolio of CMOs held in the Company's mortgage-backed securities portfolio at March 31, 1999 did not include any residual interests in CMOs. Further, at March 31, 1999, the Company's mortgage-backed securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

         The following table sets forth the carrying value of the Company's mortgage-backed securities portfolio at the dates indicated:



                               At March 31,          Weighted
                            -------------------    Average Rate
                               1998     1999       March 31, 1999
                            --------  ---------    --------------
                          (Dollars in Thousands)
Held to Maturity:
 GNMA ARMs ..............   $ 2,920   $ 2,589           6.61%
 FNMA ARMs ..............     1,324     1,593           6.12
 FHLMC ARMs .............     1,255     1,030           5.95
 FHLMC-fixed rate .......     1,253       886           6.88
 FNMA-fixed rate ........       559     1,690           6.50
 GNMA-fixed rate ........       310       161           8.00
 Collateralized mortgage
   obligations-government
   agency issue .........     4,994     3,511           6.15
                            -------   -------
 Total mortgage-backed
   securities ...........   $12,615   $11,460           6.37
                            =======   =======

         Mortgage-Backed Securities Maturity. The following table sets forth the maturity of the Company's mortgage-backed securities portfolio at March 31, 1999. The table does not include scheduled principal payments or estimated prepayments. All mortgage-backed securities are shown as maturing based on contractual maturities.

                                                  Contractual
                                                 Maturities Due
                                                 --------------
                                                 (In Thousands)
                Less than 1 year ...............   $    --
                1 to 3 years ...................       198
                3 to 5 years ...................       396
                5 to 10 years ..................       200
                10 to 20 years .................     2,370
                Over 20 years ..................     8,296
                                                   -------
                Total mortgage-backed securities   $11,460
                                                   =======


         Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments, and FHLB stock, at the dates indicated. At March 31, 1999, the market value of the Company's investment securities portfolio was $1.6 million.

                                                            At March 31,
                                                            ------------
                                                           1998     1999
                                                           ----     ----
                                                           (In Thousands)
        Investment Securities:
          Held to Maturity:
              U.S. Agency Securities (1)..                $3,900   $1,000
                                                          ------   ------
                 Total Debt Securities....                 3,900    1,000
                                                          ------   ------
          Available for Sale:
            U.S. Agency Securities .......                 1,495     --
            FHLB Stock ...................                   680      648
                                                          ------   ------
                                                           2,175      648
                                                          ------   ------
              Total Investments ..........                $6,075   $1,648
                                                          ======   ======

-------------------
(1)      Consists of bonds and notes issued by the FHLB and FNMA.

Investment Portfolio Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's debt securities portfolio at March 31, 1999.


                                                                     As of March 31, 1999
                               --------------------------------------------------------------------------------------------------
                                                                                          More than
                                 One Year or Less  One to Five Years  Five to Ten Years   Ten Years      Total Debt Securities
                               ------------------  ----------------- ------------------ -------------- --------------------------
                                Carrying  Average  Carrying Average Carrying  Average Carrying Average  Carrying Average  Market
                                 Value     Yield     Value   Yield   Value     Yield   Value    Yield    Value    Yield    Value
                               ---------  -------  -------- ------  ------    ------  ------   ------   ------   ------   -----
                                                                  (Dollars in Thousands)'
Held to maturity:
  U.S. Agency Securities.....   $     --    --%      $500    5.93%   $500      7.00%   $  --    --%     $1,000   6.46%     $999
                                --------   ---       ----    ----    ----      ----     ----   ---      ------   ----      ----
      Total..................   $     --    --%      $500    5.93%   $500      7.00%   $  --    --%     $1,000   6.46%     $999
                                ========   ===       ====    ====     ===      ====     ====   ===      ======   ====       ===


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

         Jumbo   Certificate   Accounts.   The  following  table  indicates  the
approximate amount of the Company's certificate accounts of $100,000 or more by time remaining until maturity as of March 31, 1999.

                                                   Certificates
                                                     Accounts
                                                     --------
           Maturity Period                        (In Thousands)
           ---------------
           Within three months ..........              $  343
           Over three through six months                  300
           Over six through twelve months                 723
           Over twelve months ...........                 310
                                                        -----
                 Total ..................              $1,676
                                                       ======


Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Topeka to supplement its supply of lendable funds. Advances from the FHLB of Topeka would typically be secured by a pledge of the Bank's stock in the FHLB of Topeka and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At March 31, 1999 Registrant had $3.0 million outstanding from the FHLB of Topeka and no borrowings of any other kind.

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

                                                At or For the Year Ended
                                                          March 31,
                                                   ----------------------
                                                        1998     1999
                                                        ----     ----
                                                   (Dollars in Thousands)

        Weighted average rate paid .............        5.66%     -- %
        Maximum amount of borrowings outstanding
          at any month end .....................   $   2,000   $  --
        Approximate average short-term
          borrowings outstanding ...............   $     442   $  --
        Approximate weighted average rate (1) ..        5.66%     -- %


---------------
(1)  Average balances represent the arithmetic average of month-end balances.

Subsidiary Activity

         The Company has one wholly-owned subsidiary, the Bank. The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. As of March 31, 1999, the Bank had no subsidiaries.

Employees

         Substantially all of the activities of the Company are conducted through the Bank, therefore, at March 31, 1999, the Company did not have any salaried employees.

         As of March 31, 1999, the Bank had 15 full-time employees and two part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description is not complete and is qualified in its entirety by reference to applicable laws and regulations.

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

         A member of the SAIF pays an annual insurance premium to the FDIC of at least 0.064% of total deposits of that member. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. Most members of BIF pay a lower premium to the FDIC.

         After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) a tangible capital requirement of 1.5% of total adjusted assets, (2) a leverage ratio (core capital) requirement of 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8% of total risk-weighted assets. Beginning April 1, 1999, the core capital requirement was raised to 4% of total adjusted assets for most savings associations. Regulations that enable the OTS to take prompt corrective action against savings associations effectively impose higher capital requirements on savings associations.

         Dividend and Other Capital Distribution Limitations. The Bank must give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the dividend would (1) reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form or (2) reduce the amount of capital of the Bank below the amounts required in accordance with other OTS regulations. In contrast, the Company has fewer restrictions on dividends.

         Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Topeka. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. As of March 31, 1999, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

Item 2. Description of Property
-------------------------------

(a)      Properties.

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

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Description of Business - Lending Activities," "Item 1. Description of Business - Regulation of the Bank," and "Item 2. Description of Property. (a) Properties" above.

         (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities" and "Item 1. Description of Business - Regulation of the Bank."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities," "Item 1. Description of Business - Regulation of the Bank," and "Item 1. Description of Business - Subsidiary Activity."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

         There are  various  claims and  lawsuits  in which we are  periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. In the opinion of management, no material loss is expected from any pending claims or lawsuits.

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
------------------------------------------------------------------

         The information contained under the section captioned "Corporate Profile and Stock Price Information" on page 2 of the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1999 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 18 of the Annual Report is incorporated herein by reference.

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

                                    PART III


Item 9. Directors Executive Officers, Promoters and Control Persons: Compliance
-------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information contained under the section captioned "Proposal I - Election of Director --Information with Respect to Nominee for Director, Directors Continuing in Office, and Executive Officers" in the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders expected to be held in July 1999 (the "Proxy Statement") is incorporated herein by reference.

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

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the chart in the section captioned "Voting Securities and Principal Holders Thereof" and to the first chart in the section captioned "Information with Respect to the Nominee for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Information required by this item is incorporated herein by reference to the section captioned "Proposal III - Proposal to Approve Stock Purchase Agreement" in the Proxy Statement.

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

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Registrant included in the Registrant's Annual Report to Stockholders for the fiscal year ending March 31, 1999, are incorporated herein by reference and also in Item 7 of this report.

         Report of Independent Auditors

         Consolidated Statements of Financial Condition as of March 31, 1999 and 1998.

         Consolidated Statements of Operations for the Years Ended March 31, 1999, 1998, and 1997.

         Consolidated Statements of Comprehensive Income for the Years Ended March 31, 1999, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1999, 1998, and 1997.

         Consolidated Statements of Cash Flows for the Years Ended March 31, 1999, 1998, and 1997.

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

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                   3(i)    Certificate of Incorporation of Guthrie Savings, Inc.*

                   3(ii)   Bylaws of Guthrie Savings, Inc.*

                  10.1     Employment Agreement with William Cunningham**

                  10.2     Employment Agreement with H. Stephen Ochs**

                  10.3     Employment Agreement with Kathleen A. Warner**

                  10.4     1994 Stock Option Plan***

                  10.5     Management Stock Bonus Plan***

                  10.6     Indemnification Agreement from Guthrie Savings, Inc.***

                  10.7     Indemnification Agreement from Guthrie Federal Savings Bank***

                  10.8     Severance Agreement with William Cunningham



                  10.9     Severance Agreement with H. Stephen Ochs

                  10.10    Severance Agreement with Kathleen A. Warner

                  13       Annual Report to Stockholders for the fiscal year ended March 31, 1999

                  21       Subsidiaries of the Registrant****

                  23       Consent of Regier Carr & Monroe, L.L.P.

                  27       Financial Data Schedule*****

         (b) A report on Form 8-K (Item 7), dated January 14, 1999, was filed during the last quarter of the fiscal year to report the declaration of a special cash dividend ($0.50 per share).

---------------------
* Incorporated by reference to the same exhibit number of the registration statement on Form S-1 (File No. 33-90286) declared effective by the SEC on August 12, 1994.
** Incorporated by reference to the same exhibit number of the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 (File No. 0-24468) filed with the SEC.
*** Incorporated by reference to the same exhibit number of the Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 (File No. 0-24468) filed with the SEC.
**** Incorporated by reference to Exhibit 21 of the Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (File No. 0-24468) filed with the SEC.
***** Filed in electronic format only.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GUTHRIE SAVINGS, INC.



Dated:  June 28, 1999                          By:/s/ William L. Cunningham
                                                  ------------------------------
                                                  William L. Cunningham
                                                  President, Chief Executive
                                                  Officer, and Director (Duly
                                                  Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ William L. Cunningham                   By:
---------------------------------------------        --------------------------------------------
         William L. Cunningham                                H. Stephen Ochs
         President, Chief Executive Officer,                  Vice President and Director
           and Director (Principal Executive
           Officer)

Date:    June 28, 1999                                        Date:    ______________


By:      /s/ Keith Camerer                           By:      /s/ James V. Seaman
---------------------------------------------        --------------------------------------------
         Keith Camerer                                        James V. Seamans
         Director                                             Director

Date:    June 28, 1999                                        Date:    June 28, 1999


By:      /s/ Alvin R. Powell, Jr.                    By:      /s/ Kimberly D. Walker
---------------------------------------------        --------------------------------------------
         Alvin R. Powell, Jr.                                 Kimberly D. Walker
         Director                                             Treasurer (Principal Accounting and
                                                                and Financial Officer)

Date:    June 28, 1999                                        Date:    June 28, 1999
