Form 10QSB
period 1999-06-30
GUTHRIE SAVINGS INC
filed 1999-08-05
CIK 925533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ________

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

                                Yes [ X ] No [ ]

            The number of shares outstanding of each of the issuer's
                 classes of common stock, as of August 5, 1999:
    $.01 par value common stock                                402,257 shares
              (Class)                                          (Outstanding)

Transitional Small Business Disclosure Format

                                Yes [  ] No [X]

                              GUTHRIE SAVINGS, INC.

                                      INDEX

                                                                                               Page Number
PART I - FINANCIAL INFORMATION
      Item 1      Financial Statements
                  Consolidated Statements of Financial Condition as of March 31, 1999 and
                  June 30, 1999  (unaudited)                                                        1
                  Consolidated Statements of Income for the Three Months Ended
                  June 30, 1998 and 1999 (unaudited)                                                2
                  Consolidated Statements of Comprehensive Income for the Three
                  Months Ended June 30, 1998 and 1999 (unaudited)                                   3
                  Consolidated Statement of Cash Flows for the Three Months
                  Ended June 30, 1998 and 1999 (unaudited)                                        4-5
                  Notes to Consolidated Financial Statements                                      6-9

      Item 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           10-14

PART II - OTHER INFORMATION

      Item 1      Legal Proceedings                                                                15

      Item 2      Changes in Securities                                                            15

      Item 3      Defaults in Senior Securities                                                    15

      Item 4      Submission of matters to a vote of security holders                              15

      Item 5      Other Information                                                                15

      Item 6(a).  Exhibits                                                                         15

       Item 6(b). Reports on Form 8-K                                                              15
SIGNATURES                                                                                         16

                               GUTHRIE SAVINGS, INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                 Consolidated Statements of Financial Condition

                                                                                                     June 30,
                                                                                     March 31,        1999
                    ASSETS                                                             1999        (unaudited)
                    ------                                                             ----        -----------
Cash and cash equivalents
   Interest bearing                                                               $  6,778,318    $  9,744,806
   Non-interest bearing                                                                407,796         507,619
                                                                                  ------------    ------------
                                                                                     7,186,114      10,252,425
Time deposits in other financial institutions                                          500,000         500,000
Held-to-maturity investment securities                                               1,000,000         200,000
Available-for-sale investment securities                                               648,400         335,500
Mortgage-backed securities held to maturity                                         11,460,461      10,518,094
Loans receivable,net                                                                23,802,225      23,934,308
Loans held-for-sale                                                                          -               -
Accrued income receivable                                                              229,454         198,633
Real estate owned and other
   repossessed property, net                                                                 -               -
Office properties and equipment, net                                                   716,549         717,969
Income taxes receivable, current                                                        89,231         126,587
Prepaid expenses and other assets                                                      135,967          12,383
                                                                                  ------------    ------------
                                                                                  $ 45,768,401    $ 46,795,899
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                                       $ 35,078,760    $ 35,981,308
   FHLB line of credit and advances                                                  3,000,000       3,000,000
   Advances from borrowers for taxes and insurance                                      57,312          82,888
   Deferred income                                                                      43,153          42,557
   Accrued expenses and other liabilities                                               70,940          74,862
   Income taxes
     Deferred                                                                          125,142         125,142
                                                                                  ------------    ------------
                                                                                    38,375,307      39,306,757
                                                                                  ------------    ------------
Stockholders' Equity
   Preferred stock, $.01 oar value; 1,000,000
     shares authorized, no shares outstanding                                                -               -
   Common stock, $.01 par value; 3,000,000 shares
     authorized, 515,125 shares issued and outstanding                                   5,151           5,151
   Additional paid-in capital                                                        4,845,752       4,845,752
   Retained income (substantially restricted)                                        4,580,402       4,665,812
   Treasury Stock, at cost112,868 shares at March 31, 1999
     and 112,868 shares at June 30, 1999                                            (1,750,618)     (1,750,618)
   Unamortized stock acquired by Employee Stock Ownership Plan                        (226,655)       (226,655)
   Unamortized stock acquired by Management Stock Bonus Plan                           (60,938)        (50,300)
   Accumulated other comprehensive income
                                                                                             -               -
                                                                                  ------------    ------------
                                                                                  $ 45,768,401    $ 46,795,899
                                                                                  ============    ============

                              GUTHRIE SAVINGS, INC.
                        Consolidated Statements of Income

                                                          Three Months Ended
                                                               June 30,
                                                     -------------------------
                                                           1998        1999
                                                           ----        ----
                                                       (unaudited) (unaudited)
INTEREST INCOME
   Interest on loans                                    $ 579,028   $ 525,984
   Interest and dividends
     on investment securities                             121,782     114,574
   Interest on mortgage-
     backed securities                                    208,628     164,454
                                                        ---------   ---------
       Total interest income                              909,438     805,012
                                                        ---------   ---------

INTEREST EXPENSE
   Deposits                                               385,206     348,718
   Borrowed money                                          67,405      36,248
                                                        ---------   ---------
       Total interest expense                             452,611     384,966
                                                        ---------   ---------
       Net interest income                                456,827     420,046
PROVISION FOR LOSSES
   ON LOANS                                                 4,321         309
                                                        ---------   ---------
       Net interest income after
         provision for loan losses                        452,506     419,737
                                                        ---------   ---------
NON-INTEREST INCOME
   Service charges and late fees                           43,072      49,616
   Other income                                             3,713       7,050
   Gain (Loss) from real estate operations                  2,153         (79)
                                                        ---------   ---------
                                                           48,938      56,587
                                                        ---------   ---------
NON-INTEREST EXPENSE
   Compensation and related expenses                      154,945     164,880
   Occupancy expense                                       13,757      11,530
   Professional fees                                       48,973      60,036
   Federal insurance premium                                5,377       5,190
   Data processing                                         22,579      30,450
   Bank charges                                            13,673      14,111
   Other expense                                           68,230      52,410
                                                        ---------   ---------
                                                          327,534     338,607
                                                        ---------   ---------
       Income before income taxes                         173,910     137,717
INCOME TAX EXPENSE (BENEFIT)                               66,100      52,306
                                                        ---------   ---------
       Net income                                       $ 107,810   $  85,411
                                                        =========   =========
BASIC:
       Earnings per share                               $    0.28   $    0.23
                                                        =========   =========
       Weighted average common shares
             outstanding                                  382,721     375,762
                                                        =========   =========
DILUTED:
       Earnings per share                               $    0.27   $    0.22
                                                        =========   =========
       Weighted average common shares
             outstanding                                  395,938     390,013
                                                        =========   =========

DIVIDENDS PER SHARE                                     $    --     $    --
                                                        =========   =========

                              GUTHRIE SAVINGS, INC.
                 Consolidated Statements of Comprehensive Income


                                                         Three Months Ended
                                                              June 30,
                                                              --------
                                                          1998        1999
                                                          ----        ----
                                                      (Unaudited)  (Unaudited)

Net income                                             $ 107,810    $  85,411
                                                       ---------    ---------

Other comprehensive income, net of tax:
   Unrealized gains (losses on securities:
      Unrealized holding gains (losses)
        arising during period                             (1,603)           -
      Less:  reclassification adjustment
        for gains included in net income                       -            -
                                                       ---------    ---------


           Total other comprehensive
               income                                     (1,603)           -
                                                       ---------    ---------

Comprehensive income                                   $ 106,207    $  85,411
                                                       =========    =========

                              GUTHRIE SAVINGS, INC.
                      Consolidated Statements of Cash Flows

                                                                    Three Months Ended June 30,
                                                                    ---------------------------
                                                                         1998           1999
                                                                         ----           ----
                                                                     (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $   107,810    $    85,411
    Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                                      6,899         13,815
        FHLB Stock dividend                                             (12,700)        (8,600)
        Decrease (increase) in accrued interest receivable                5,527         30,821
        Increase (decrease) in accrued and deferred
           income taxes                                                  36,649         76,848
        Increase (decrease) in accrued expenses                         (48,746)         3,922
        Origination of loans held-for-sale                             (293,050)       (68,400)
        Sale of loans held-for-sale                                     472,858         69,051
        Gain on sales of loans held-for-sale                             (3,047)          (651)
        Amortization of premiums and discounts
             on investments and loans                                    (2,647)          (233)
        Amortization of deferred gain on sale of real estate owned       (2,168)          (596)
        Provision for losses on loans and real estate owned               4,321            309
        Amortization related to ESOP and MSBP                            10,638         10,637
        (Increase) decrease in other assets                              21,973          9,380
                                                                    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               304,317        221,714
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net loan (originations) and principal payments on loans
         held for investment                                           (468,421)      (124,530)
    Principal repayments on mortgage-backed securities
         held to maturity                                               493,753        935,047
    Acquisition of mortgage-backed investment securities
         held to maturity                                              (527,940)             -
    Acquisition of held to maturity investment securities              (300,000)             -
    Maturity of held to maturity investment securities                2,400,000        800,000
     Proceeds from sales of investment securities
            available for sale                                                -        321,500
    Acquisition of fixed assets                                         (53,563)       (15,235)
                                                                    -----------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      1,543,829      1,916,782
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                  56,333        902,239
    Net increase (decrease) in escrow accounts                           31,777         25,576
    Purchase of treasury stock                                          (57,544)             -
                                                                    -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    $    30,566    $   927,815
                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                      $ 1,878,712   $ 3,066,311
BEGINNING CASH AND CASH EQUIVALENTS                  $ 3,307,419   $ 7,186,114
                                                     -----------   -----------

ENDING CASH AND CASH EQUIVALENTS                     $ 5,186,131   $10,252,425
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest on deposits and advances            $   458,581   $   384,128
        Income taxes                                 $    73,000   $    10,279

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

               The results of operation for the three month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for the year ending March 31, 2000.

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

3.             Investment Securities

               A summary of the Bank's investment securities as of March 31, 1999 and June 30, 1999 is as follows:

                                                         Carrying Value               Market Value
                                                  March 31,          June 30,           June 30,
                                                    1999               1999               1999
                                             ----------------    ---------------    ---------------
Held-to-maturity:
   Bonds, notes and debentures:
      Government Agency Securities           $   1,000,000.00     $   200,000.00     $   194,264.00
                                             ----------------     --------------     --------------
Total held-to-maturity                       $   1,000,000.00     $   200,000.00     $   194,264.00
                                             ================     ==============     ==============

Available-for-sale:
Equity securities:
    Stock in Federal Home Loan Bank          $     648,400.00     $   335,500.00     $   335,500.00
                                             ----------------     --------------     --------------
Total available-for-sale                     $     648,400.00     $   335,500.00     $   335,500.00
                                             ================     ==============     ==============







4.             Mortgage-Backed Securities
               All of the Bank's  mortgage-backed  securities  are classified as
               held-to-maturity.   A  summary  of  the  Bank's   mortgage-backed
               securities as of March 31, 1999 and June 30, 1999 is as follows:

                                                       Carrying Value           Market Value

                                                   March 31,       June 30,        June 30,
                                                     1999            1999            1999
                                                     ----            ----            ----
Mortgage-Backed Securities(Held-to-Maturity):
   GNMA-ARM's                                   $  2,549,667    $  2,366,949    $  2,373,607
   FNMA-ARM's                                      1,571,307       1,503,479       1,534,194
   FHLMC-ARM's                                       999,562         953,378         934,048
   FHLMC-fixed rate                                  889,386         867,507         860,547
   GNMA-fixed rate                                   161,474         153,157         159,136
   FNMA-fixed rate                                 1,664,399       1,588,541       1,565,138
   Collateralized mortgage obligation
      -Government Agency                           3,507,208       2,974,944       3,044,260
                                                ------------    ------------    ------------
                                                  11,343,003      10,407,955      10,470,930
   Unamortized premiums                              123,000         115,373
   Unearned discounts                                 (5,542)         (5,234)
                                                ------------    ------------    ------------
Total Mortgage-Backed Securities
   (Held-to-Maturity)                           $ 11,460,461    $ 10,518,094    $ 10,470,930
                                                ============    ============    ============

5.             Loans Receivable, Net

               A summary of the Bank's loans receivable at March 31, 1999 and June 30, 1999 is as follows:

                                                 March 31,        June 30,
                                                    1999           1999
                                                    ----           ----
Mortgage loans:
   Secured by one to four family residences   $ 17,630,833    $ 17,279,003
   Secured by other properties                   1,721,601       1,737,953
   Construction loans                            1,630,000       1,793,000
   Other                                         1,120,530       1,121,766
                                                ----------       ---------
                                                22,102,964      21,931,722
Less:
   Unearned discounts and loan fees                (56,056)        (50,999)
   Undisbursed loan proceeds                    (1,331,516)     (1,298,671)
   Allowance for loan losses                      (269,245)       (269,245)
                                                 ---------       ---------
       Total mortgage loans                     20,446,147      20,312,807
                                               -----------      ----------

Consumer and other loans:
   Loans on deposits                               352,018         320,322
   Home equity and second mortgage               1,013,203       1,278,672
   Other                                         2,060,902       2,092,777
                                                ----------       ---------
                                                 3,426,123       3,691,771
Less:
   Undisbursed loan proceeds                             -               -
   Allowance for loan losses                       (70,045)        (70,270)
                                                  --------        --------
       Total consumer and other loans            3,356,078       3,621,501
                                                ----------       ---------

Net Loans Receivable                          $ 23,802,225    $ 23,934,308
                                            ==============   =============

               A summary of the Bank's allowance for loan losses for the periods indicated is as follows:


                                             Three Months Ended
                                                   June 30,
                                       --------------------------------
                                         1998                   1999
                                         ----                   ----
Balance, beginning                     $ 353,236              $ 339,290
Provision charged
    to operations                          4,321
                                                                    309
Loans charged off,
    net of recoveries                    (10,718)                   (84)
                                       ---------              ---------
                                       $ 346,839              $ 339,515
                                       =========              =========

6.             Real Estate Owned or in Judgement and Other Repossessed Property:

               The Bank held $0 in real estate owned at March 31, 1999 and June 30, 1999.


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

               At June 30, 1999, the Bank had outstanding commitments to fund real estate loans of $142,500. These commitments were to fund three fixed rate loans at rates ranging from 7.25% to 8.75%.

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

               Apart from the operations of the Bank, the Company did not engage in any significant operations during the quarter ended June 30, 1999. The Bank is primarily engaged in the business of accepting deposits from the general public and using these funds to originate traditional real estate loans on one-to-four family dwellings along with consumer loans.
When deposit inflows exceeds loan demand, the Bank will also purchase mortgage-backed securities and investment securities.

               On May 26, 1999, the Registrant and Local Oklahoma Bank, N.A. ("Local Oklahoma") executed a Stock Purchase Agreement, whereby Local Oklahoma will acquire the registrants stock and merge the Bank with and into Local
Oklahoma. The proposal to approve the Stock Purchase Agreement will be considered by the shareholders of the Registrant at the annual meeting to be held August 6, 1999. Upon consummation of the agreement, the Company and the Bank will be acquired by Local Oklahoma Bank through a share acquisition of all of the shares of common stock of the Company and the Bank will be owned by Local Oklahoma Bank. All current stockholders of the Company will receive a cash payment for their shares. Although the parties will remain separate until the share acquisition procedure, the Company and the Bank may, prior to the share acquisition procedure, begin to change the way they categorize and account for certain items that are reflected in the consolidated financial statements to reduce the number of changes that are made following the share acquisition procedure. It is not expected that these changes will result in any material differences from current practice until immediately prior to the share acquisition procedure. In the event the share acquisition procedure does not occur, there will be no material change in the operating of the Bank and the Company although there would be a one-time charge to cover expenses incurred in preparing for the acquisition. This charge could total approximately $150,000. Under certain circumstances if Local Oklahoma Bank, N.A. breaches the agreement with the Company, the Company could be entitled to receive a $500,000 earnest money deposit, which was paid by Local Oklahoma Bank, and any interest earned.

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



Results of Operations: Comparison of the three months ended June 30, 1998 and 1999.

               Net income for the three months ended June 30, 1998 compared to the three months ended June 30, 1999 decreased $22,399 or 20.78%. This decrease was due to a combination of factors, which include, called or matured investments, paid off borrowed money, and an increase in expenses attributable to the pending Stock Purchase Agreement.


               Net interest income before provision for losses on loans, for the three months ended June 30, 1999 decreased $36,781 or 8.05% compared to the three months ended June 30, 1998, from $456,827 to $420,046. The decrease in net interest income was due to an overall lowering of interest rates on loans, investment securities, deposits and borrowing costs. Interest income decreased $104,426 or 11.48% from $909,438 at June 30, 1998 to $805,012 at June 30, 1999.
This decrease in interest income was due to an increase in loan payoffs and refinancing, increased Mortgage Back Security principle payments and investment securities maturing or being called. Cost of funds decreased 53 basis points from 4.42% at June 30, 1998 to 3.89% at June 30, 1999. Deposit interest expense decreased by $36,488 or 9.47% from $385,206 for the three months ended June 30, 1998 to $348,718 for the three months ended June 30, 1999. This decrease in deposit interest expense is attributable to a decrease in rates paid. Interest expense on borrowed money decreased $31,157 or 46.22%. Borrowings were paid down as securities matured or were called.


               Provision for loan losses decreased from $4,321 for the three months ended June 30, 1998 to $309 for the three months ended June 30, 1999. This decrease was based on management's evaluation of the allowance for loan losses.


               Non-interest income increased $7,649 or 15.63% from $48,938 for the three months ended June 30, 1998 to $56,587 for the three months ended June 30, 1999. This increase was due to an increase in service charges and late fees of $6,544 during the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Other income for the three months ended June 30, 1998 compared to the three months ended June 30, 1999 increased $3,337. Gain from real estate operations decreased $2,232 from $2,153 for the three months ended June 30, 1998 to $(79) for the same period ended June 30, 1999.


               Non-interest expense increased $11,073 or 3.38% from $327,534 for the three months ended June 30, 1998 to $338,607 for the three months ended June 30, 1999. The primary reason for the increase in non-interest expense is because of an increase in professional fees of $11,063 for the three months ended June
30 1998 compared to the three months ended June 30, 1999 from $48,973 to $60,036. This increase is due to the costs associated with the executed Stock Purchase Agreement with Local Oklahoma, N.A. Compensation and related expenses are up $9,935 for the three months ended June 30, 1998 compared to the three months ended June 30, 1999. This increase is attributable to increased costs associated with the ESOP Plan expenses. Other expense decreased $15,820 or 23.19% for the three-month period ended June 30, 1998 compared to the same period ended June 30, 1999.


               Income tax decreased $13,794 or 20.87% from $66,100 for the three months ended June 30, 1998 to $52,306 for the three months ended June 30, 1999, due to lower pre-tax income.


               Additionally, accumulated comprehensive income for the three months ended June 30, 1998 consisted of unrealized gains and losses on available-for-sale securities. There were no components of comprehensive income for the three months ended June 30, 1999.


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

               The most significant data processing applications of the Bank that could be affected by this problem are provided by a third party service bureau. The Bank has developed a plan to evaluate and test critical systems as they relate to the year 2000 issues and the Bank's service center. The Bank is evaluating their internal data processing applications and has updated all computer terminals and installed a network system. The Bank has estimated the cost of addressing the Year 2000 issue to be approximately $100,000, consisting of $60,000 for new bank computer equipment, $30,000 relating to service bureau fees and approximately $10,000 for various other training and consulting fees. As of June 30, 1999 the Bank has expended $40,000 for upgraded computer equipment. This expenditure is all capitalized and will be depreciated over a three period. Data processing costs and conversion costs of $24,200 associated with Year 2000 expenses have been expensed as of June 30, 1999. Expenses relating to training costs for the Year 2000 have been $3,500 as of June 30, 1999. The bank's data service center currently has started external and internal testing of modifications to critical systems. This testing includes testing of interfaces between the Bank computer network, installed in October 1998, and the data service center. We have also been evaluating our non-information technology systems (e.g., vault timers, electronic door lock and heating, ventilation and air conditioning controls). We have examined all of our non-information technology systems and have either received certifications of year 2000 compliance for systems controlled by third party providers or determined that the systems should not be impacted by the year 2000. We expect to further test the systems we control and receive third party certification, where appropriate, that they will function. We do not expect any material costs to address our non-information technology systems and have not had any material costs to date. We have determined that the information technology systems (computer systems) we use have substantially more year 2000 risk than the non-information technology systems we use.

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


Liquidity and Capital Resources:


               The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U. S. Government, federal agency and other investments having maturities of five years or less. Current Office of Thrift Supervision ("OTS") regulations require that the bank maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The Bank is in compliance with all liquidity ratios as of June 30, 1999. Management manages its liquidity ratio to meet its funding needs for deposit outflows, loan principal disbursements, operating expenses, and disbursements of payments collected from borrowers for taxes and insurance. The Bank also manages its liquidity ratio to meet its asset/liability management objectives.

               The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided by operations. In addition the Bank may borrow funds from time to time from the Federal Home Loan Bank of Topeka. At June 30, 1999 the Bank had $0 borrowed on its line of credit from the Federal Home Loan Bank. The available line of credit currently is set at $3,000,000 with an adjustable interest rate. The Bank draws against the line to met current liquidity needs. Besides the line of credit the Bank has $3,000,000 in adjustable rate advances at the Federal Home Loan Bank of Topeka outstanding at June 30, 1999.

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


               The Bank invests its excess funds in overnight deposits with the Federal Home Loan Bank of Topeka, which generally provides liquidity to meet lending requirements and savings withdrawal funding requirements. When warranted, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed securities which typically earn a higher yield than overnight deposits, some of which may also qualify as liquid investments under current OTS regulations. At June 30, 1999 cash and cash equivalents were $10,252,425 up from $7,186,114 at March 31, 1999. The primary reason for this increase is due to investment securities and mortgage backed securities being called in. These excess funds are being used to fund new loan originations and pay off maturing advances.

               The Bank is required to maintain specified amounts of capital pursuant to regulations promulgated by OTS. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement, and a risk-based capital requirement. These standards require financial institutions to have minimum regulatory capital equal to 2.0% of tangible assets; minimum core capital equal to 4.0% of adjusted tangible assets; and risk-based capital equal to 8.0% of risk-based assets. At June 30, 1999 the Bank's capital requirements and actual capital under the OTS regulations are as follows:





                                 Amount     Percent
                              (thousands)   of Assets
                              -----------   ---------
Tangible capital:
     Actual                       7,119      15.21%
     Required                       936       2.00%
                                 ------     ------
     Excess                       6,183      13.21%
                                 ======     ======

Core capital:
     Actual                       7,119      15.21%
     Required                     1,872       4.00%
                                 ------     ------
     Excess                       5,247      11.21%
                                 ======     ======

Risk-based capital:
     Actual                       7,348      35.16%
     Required                     1,672       8.00%
                                 ------     ------
     Excess                       5,676      27.16%
                                 ======     ======



               Additional  regulations  requiring   prompt   corrective   action
concerning capital levels effectively impose higher capital requirements on the Bank, all of which were met as of June 30, 1999.

                              GUTHRIE SAVINGS, INC.
                           Part II - Other Information




Item 1.  Legal Proceedings
               Not applicable

Item 2.  Changes in Securities
               Not applicable

Item 3.  Defaults upon Senior Securities
               Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
               Not applicable.

 Item 5. Other Information
               On May 26, 1999, the Registrant and Local Oklahoma Bank, N.A. ("Local Oklahoma") executed a Stock Purchase Agreement, whereby Local Oklahoma will acquire the registrants stock and merge the Bank with and into Local Oklahoma. The proposal to approve the Stock Purchase Agreement will be considered by the shareholders of the Registrant at the annual meeting to be held August 6, 1999. For further discussion please refer to the Management's Discussion and Analysis of Financial Condition on page 10.

Item 6. (a)    Exhibit regarding computation of Earnings Per Share
               Included in exhibit 11 is detail on computation of earnings per share.

Item 6. (b)    Reports on Form 8 - K
               A report, dated May 26, 1999 (Items 5 and 7), was filed concerning the execution of the Stock Purchase Agreement with Local Oklahoma.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GUTHRIE SAVINGS, INC.



Date August5, 1999               By /s/William L. Cunningham
     -------------------            --------------------------------------------
                                    William L. Cunningham
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)


Date August 5, 1999              By /s/Kimberly D. Walker
     ---------------------         ---------------------------------------------
                                    Kimberly D. Walker
                                    Treasurer
                                    (Principal Financial and Accounting Officer)